Form 10-Q
period 1996-11-30
CHOICE HOTELS INTERNATIONAL INC
filed 1997-01-14
CIK 1018146

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549


                                   FORM 10-Q

         [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                                      OR

         [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934


FOR THE QUARTER ENDED NOVEMBER 30, 1996              COMMISSION FILE NO. 1-11915


                       CHOICE HOTELS INTERNATIONAL, INC.
                              10750 COLUMBIA PIKE
                           SILVER SPRING, MD. 20901
                                (301) 979-5000

             Delaware                                   53-1985619
     ------------------------                   -------------------------
     (STATE OF INCORPORATION)                       (I.R.S. EMPLOYER
                                                  IDENTIFICATION NUMBER)


                  -------------------------------------------
                  (Former name, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.
                                                        Yes  X      No
                                                           -----      -----


                                                        SHARES OUTSTANDING
         CLASS                                         AT NOVEMBER 30, 1996
-----------------------                              ------------------------
  Common Stock, $0.01
  par value per share                                       63,081,829
                                                            ----------
================================================================================

                       CHOICE HOTELS INTERNATIONAL, INC.

                                     INDEX
                                     -----

                                                                        PAGE NO.
                                                                        --------

PART I.  FINANCIAL INFORMATION:

    Consolidated Balance Sheets -                                           3

       November 30, 1996 (Unaudited) and May 31, 1996

    Consolidated Statements of Income -                                     5

       Three months ended November 30, 1996 and 1995

       (Unaudited) and six months ended November 30, 1996

       and 1995 (Unaudited)

    Consolidated Statements of Cash Flows -                                 6

       Six months ended November 30, 1996 and 1995 (Unaudited)

    Notes to Consolidated Financial Statements (Unaudited)                  8

    Management's Discussion and Ananlysis of Results of                    10

    Operations and Financial Condition

PART II.  OTHER INFORMATION AND SIGNATURE                                  16

                        PART I.  FINANCIAL INFORMATION

                       CHOICE HOTELS INTERNATIONAL, INC.

                          CONSOLIDATED BALANCE SHEETS
                                (IN THOUSANDS)

                                           November 30,
                                                   1996              May 31,
              ASSETS                        (Unaudited)                 1996
                                           ------------              -------
CURRENT ASSETS

  Cash and cash equivalents                      $6,083               $4,142

  Receivables (net of allowance
    for doubtful accounts of
    $6,748 and $4,825, respectively)             32,388               30,619

  Inventories                                       571                  757

  Prepaid expenses                                1,946                3,003

  Current deferred income tax benefit             1,266                1,266

  Other assets                                    3,512                1,215
                                               --------              -------
     Total current assets                        45,766               41,002


PROPERTY AND EQUIPMENT, AT COST, NET OF
  ACCUMULATED DEPRECIATION                      325,311              299,527

GOODWILL, NET OF ACCUMULATED AMORTIZATION        61,509               59,839

LODGING FRANCHISE RIGHTS, NET OF
  ACCUMULATED AMORTIZATION                       57,231               58,676

OTHER ASSETS                                     36,512               32,260
                                               --------             --------
       Total assets                            $526,329             $491,304
                                               ========             ========





  The accompanying notes are an integral part of these Consolidated Balance Sheets.

                       CHOICE HOTELS INTERNATIONAL, INC.

                          CONSOLIDATED BALANCE SHEETS
                                (IN THOUSANDS)

                                                 November 30,
                                                         1996            May 31,
LIABILITIES & STOCKHOLDERS' EQUITY                (Unaudited)               1996

                                                 ------------       ------------
CURRENT LIABILITIES

     Current portion long-term debt                      $633               $669

     Accounts payable                                  42,106             24,473

     Accrued expenses                                  16,340             21,656

     Income taxes payable                               2,479              1,810

                                                 ------------       ------------

         Total current liabilities                     61,558             48,608

                                                 ------------       ------------

MORTGAGES AND OTHER LONG-TERM DEBT                     69,883             68,469

NOTES PAYABLE TO MANOR CARE, INC.                     225,723            225,723

DEFERRED INCOME TAXES AND OTHER
     LIABILITIES                                        1,751                945

                                                 ------------       ------------

         Total liabilities                            358,915            343,745

                                                 ------------       ------------

STOCKHOLDERS' EQUITY

     Common stock                                         631                 --

     Additional paid-in-capital                       170,621                 --

     Cumulative translation adjustment                 (6,044)                --

     Investment and advances from Manor Care,              --            147,559
         Inc.

     Retained earnings                                  2,206                 --

                                                 ------------       ------------

         Total stockholders' equity                   167,414            147,559

                                                 ------------       ------------

         Total liabilities & stockholders'
           equity                                    $526,329           $491,304
                                                 ============       ============

The accompanying notes are an integral part of these Consolidated Balance
Sheets.

                       CHOICE HOTELS INTERNATIONAL, INC.

                       CONSOLIDATED STATEMENTS OF INCOME

              (UNAUDITED, IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                    Three Months Ended     Six Months Ended
                                                       November 30,           November 30,
                                                    -------------------    ------------------
                                                     1996        1995       1996       1995
                                                    --------   --------    -------    -------
REVENUES

  Franchise operations                              $ 64,494   $ 56,475    $134,220  $116,774
  Hotel operations                                    44,949     38,723      94,603    77,804
                                                     -------     ------     -------   -------
       Total revenues                                109,443     95,198     228,823   194,578
                                                     -------     ------     -------   -------
OPERATING EXPENSES

  Franchise operations                                29,965     27,384      64,571    54,540
  Hotel operations                                    30,167     24,450      61,320    49,620
  Selling,general and administrative                  17,409     16,615      32,326    33,265
  Depreciation and amortization                        7,462      6,666      14,402    12,706
                                                     -------     ------     -------   -------
       Total operating expenses                       85,003     75,115     172,619   150,131
                                                     -------     ------     -------   -------

INCOME BEFORE OTHER
  EXPENSES AND INCOME TAXES                           24,440     20,083      56,204    44,447
                                                     -------     ------     -------   -------

OTHER EXPENSES

  Interest expense on Notes Payable to                 5,079      4,904      10,157     9,516
    Manor Care, Inc.
  Other interest and expenses, net                     1,246      1,227       2,035     2,407
                                                     -------     ------     -------   -------
       Total other expenses                            6,325      6,131      12,192    11,923
                                                     -------     ------     -------   -------
INCOME BEFORE INCOME TAXES                            18,115     13,952      44,012    32,524

PROVISION FOR INCOME TAXES                             7,500      5,821      18,000    13,479
                                                     -------     ------     -------   -------
NET INCOME                                          $ 10,615   $  8,131    $ 26,012  $ 19,045
                                                     =======     ======     =======   =======

Pro forma weighted average common shares
outstanding                                           63,050     62,587      63,021    62,566
                                                      ======     ======      ======    ======
Pro forma earnings per share                        $  0.168   $  0.130    $  0.413  $  0.304
                                                      ======     ======      ======    ======

The accompanying notes are an integral part of these Consolidated Statements of Income.

                       CHOICE HOTELS INTERNATIONAL, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (UNAUDITED, IN THOUSANDS)




                                                                         Six Months Ended
                                                                         ----------------
                                                                           November 30,
                                                                           ------------
                                                                      1996             1995
                                                                      ----             ----
CASH FLOWS FROM OPERATING ACTIVITIES

Net income                                                            $26,012          $19,045

  Reconciliation of net income to net cash provided by
  operating activities:
    Depreciation and amortization                                      14,402           12,706

    Amortization of debt discount                                          15               17

    Provision for bad debts                                             2,014            1,277

    Increase (decrease) in deferred taxes                                 806           (9,936)

  Changes in assets and liabilities (excluding sold
  hotels and acquisitions)
    Change in receivables                                              (3,783)          (1,753)

    Change in inventories and other current assets                     (1,054)          (1,833)

    Change in current liabilities                                      12,317            5,854

    Change in income taxes payable                                        669            2,618
                                                                   ----------        ---------
       NET CASH PROVIDED BY OPERATING ACTIVITIES                       51,398           27,995
                                                                   ----------        ---------

CASH FLOW FROM INVESTING ACTIVITIES

  Investment in property and equipment                                (36,907)         (16,754)

  Acquisition of operating hotels                                          --          (32,658)

  Purchase of minority interest                                            --          (27,367)

  Other items, net                                                    (12,050)             (81)
                                                                   ----------        ---------

       NET CASH UTILIZED BY INVESTING ACTIVITIES                      (48,957)         (76,860)
                                                                   ----------        ---------

CASH FLOW FROM FINANCING ACTIVITIES

  Proceeds from mortgages and other long-term debt                     52,682               --

  Principal payments of debt                                          (51,319)          (1,353)

  Issuance of common stock                                                136               --

  Proceeds from Notes Payable to Manor Care, Inc.                          --           27,201

  Cash transfers to Manor Care, Inc., net                              (1,999)          25,220
                                                                   ----------        ---------
       NET CASH (UTILIZED) PROVIDED BY FINANCING
       ACTIVITIES                                                        (500)          51,068
                                                                   ----------        ---------

Net change in cash and cash equivalents                                 1,941            2,203

Cash and cash equivalents, beginning of period                          4,142            2,088
                                                                   ----------        ---------

CASH AND CASH EQUIVALENTS, END OF PERIOD                               $6,083           $4,291
                                                                   ==========        =========

The accompanying notes are an integral part of these Consolidated Statements of
                                  Cash Flows.

                       CHOICE HOTELS INTERNATIONAL, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (UNAUDITED, IN THOUSANDS)


             SUPPLEMENTAL SCHEDULE OF NONCASH FINANCING ACTIVITIES







     On November 1, 1996 the common stock of Choice Hotels International, Inc. was distributed to Manor Care, Inc. shareholders. The amount recorded as "Investment and advances from Manor Care, Inc." was converted into Common stock, Additional paid-in capital and Cumulative translation adjustment of $631, $170,485 and $(5,449), respectively.

     During August 1996, Manor Care, Inc. transferred to the Company title to a building, related land and furniture and fixtures with a book value of $4,917. The property will be converted to an operating hotel.







The accompanying notes are an integral part of these Consolidated Statements of
                                  Cash Flows.

                       CHOICE HOTELS INTERNATIONAL, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

1. The accompanying consolidated financial statements of Choice Hotels International, Inc. and subsidiaries (the "Company") have been prepared by the Company without audit. Certain information and footnote disclosures normally included in financial statements presented in accordance with generally accepted accounting principles have been condensed or omitted. The Company believes the disclosures made are adequate to make the information presented not misleading. The consolidated financial statements should be read in conjunction with the consolidated financial statements for the fiscal year ended May 31, 1996 and notes thereto included in the Company's Form 10 Registration Statement, including the Information Statement, dated October 15, 1996.

In the opinion of the Company, the accompanying unaudited consolidated financial statements reflect all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position of Choice Hotels International, Inc. and subsidiaries as of November 30, 1996 and May 31, 1996, and the results of operations for the three months and six months ended November 30, 1996 and 1995, respectively, and cash flows for the six months ended November 30, 1996 and 1995, respectively. Interim results are not necessarily indicative of fiscal year performance because of the impact of seasonal and short-term variations.

2. On March 7, 1996, Manor Care, Inc. ("Manor Care") announced its intention to proceed with the separation of its lodging business from its health care business via a spin-off of its lodging business (the "Distribution"). On September 30, 1996 the Board of Directors of Manor Care declared a special dividend to its shareholders of one share of common stock of the Company for each share of Manor Care Stock, and the Board set the Record Date and the Distribution Date. The Stock Distribution was made on November 1, 1996 to holders of record of Manor Care's Common Stock on October 10, 1996.

The Distribution separated the lodging and health care businesses of Manor Care into two public corporations. The operations of the Company consist principally of the hotel franchise operations and the owned and managed hotel operations formerly conducted by Manor Care, Inc. directly or through its subsidiaries (the "Lodging Business").

On November 1, 1996, concurrent with the Distribution, the Company changed its name from Choice Hotels Holdings, Inc. to Choice Hotels International, Inc. and the Company's franchising subsidiary, formerly named Choice Hotels International, Inc., changed its name to Choice Hotels Franchising, Inc.

3. The consolidated financial statements present the financial position of the Company as of November 30, 1996 and May 31, 1996, the results of operations of the Company for the three months and six months ended November 30, 1996 and 1995, respectively, and the cash flows of the Company for the six months ended November 30, 1996 and 1995 respectively, as if it were formed as a separate entity of Manor Care conducting the Lodging Business through October 31,
1996.

Manor Care, Inc.'s historical basis in the assets and liabilities of the Company has been carried over to the consolidated financial statements. All material intercompany transactions and balances between the Company and its subsidiaries have been eliminated.

The Investments and advances from Manor Care, Inc. represents the cumulative income of the Company plus the net change in cash transferred between the Company and Manor Care, Inc. At the Distribution, this amount was converted to the equity of the Company and allocated to common stock, additional paid-in capital and cumulative translation adjustment. The amounts so allocated were determined based, to some extent, on estimates as of the Distribution and may be subject to adjustment in the future. In the opinion of the Company, such adjustments, if any, will not have a material impact on the Company's financial position.

The pro forma weighted average number of outstanding common shares is based on Manor Care's weighted average number of outstanding common shares. Pro forma income per share is computed by dividing net income by the pro forma weighted average number of outstanding common shares.

4. As of November 30, 1996, the Company had franchise agreements with 3,225 hotels with 272,400 rooms operating in 32 countries principally under the following brand names: Comfort, Clarion, Sleep, Quality, MainStay, Rodeway and Econo Lodge. The Company also owns and manages, under its seven principal brand names, 88 hotels with 11,600 rooms in 25 states, as well as in Germany, France and England.

                       CHOICE HOTELS INTERNATIONAL, INC.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS
                 OF OPERATING RESULTS AND FINANCIAL CONDITION

On March 7, 1996, Manor Care announced the Distribution and, on September 30, 1996, the Board of Directors of Manor Care declared a dividend to effect the Distribution and set the Record Date and the Distribution Date. The
Distribution was effected on November 1, 1996 to holders of record of Manor Care's Common Stock on October 10, 1996. The Distribution separated the lodging and health care businesses of Manor Care into two public corporations. Included herein are the historical results of operations of the Lodging Business for the three months and six months ended November 30, 1996 and 1995, as if it had been a separate entity for all periods presented. The operations of the Company now consist principally of the hotel franchise operations and the owned and managed hotel operations formerly conducted by Manor Care directly or through Manor Care's subsidiaries. The Distribution resulted in the division of certain of Manor Care's existing corporate functions between the two resulting entities. Historically, Manor Care allocated to its operating units all corporate overhead expenses specifically identified with such units' operations. These allocations have been discontinued and responsibility for these support functions have been substantially assumed by the Company or are provided to the Company in accordance with various service agreements entered into in conjunction with the Distribution. The Company has established its own accounting, finance, cash management, human resources and legal departments separate from Manor Care's. Accordingly, selling, general and administrative expenses in the historical financial statements may not be indicative of such costs in the future. The Company expects selling, general and administrative expenses to increase $4.1 million for the fiscal year as a result of the additional functions now performed directly by the Company. In addition, the Lodging Business' historical operating results do not reflect any estimated incremental costs expected to be incurred by the Company to support its operations as a stand-alone entity after the Distribution.

The principal factors that affect the Company's results are: growth in the number of hotels; occupancies and room rates achieved by the Company's brands; the number and relative mix of owned, managed and franchised hotels; and the Company's ability to manage costs. The number of rooms at franchised properties and occupancies and room rates significantly affect the Company's results because franchise royalty fees are based upon room revenues at franchised hotels. Increases in franchise and management fee revenues have a disproportionate impact on the Company's operating margins due to the lower incremental costs associated with these revenues.

COMPARISON OF RESULTS FOR THE THREE MONTHS ENDED NOVEMBER 30, 1996 AND 1995
---------------------------------------------------------------------------

Net income was $10.6 million for the quarter ended November 30, 1996, an increase of $2.5 million, or 30.5%, over the same period of the prior fiscal year.

Revenues for the three months ended November 30, 1996 increased $14.2 million, or 15.0%, to $109.4 million compared to the quarter ended November 30, 1995. Operating expenses for the three months ended November 30, 1996 increased $9.9 million, or 13.2%, to $85.0 million, resulting in a $4.3 million, or 21.7%, increase in operating profits.

Franchise revenues for the three months ended November 30, 1996 increased $8.0 million, or 14.2%, when compared to the same period of the prior fiscal year. Franchise revenues principally included base royalty fees, marketing funds assessments, fees charged for utilization of the Company's centralized hotel reservation system and product sales made to franchisees through the Company's group purchasing program. Except for product sales, fees and assessments are generally calculated based on a percentage of the franchise hotels' total revenues and reservation call volume. The increase in franchise revenues was largely the result of fees generated from franchisees. The increase in franchise fees was primarily attributable to the increases in domestic royalties of $3.3 million, reservation fees of $1.4 million and marketing fees of $1.2 million. Revenues from franchise hotels increased as a result of increases in the number of franchise hotels and increased averaged daily room rates and average actual royalty rates charged to those hotels. The Company's domestic franchise hotels increased by 258 properties, or 10.7%, to 2,659 properties at November 30, 1996, from 2,401 properties as of November 30, 1995. Average daily room rates of domestic franchise hotels increased by approximately 4.3% for the quarter ended November 30, 1996 compared to the same period of the prior fiscal year. Increased rates of domestic franchise hotels resulted from both general strengthening in lodging industry fundamentals and national and local marketing efforts provided by the Company to franchisees. Average occupancies of domestic franchise hotels were 68.5% and 69.7% for the three months ended November 30, 1996 and November 30, 1995, respectively. In addition, the average actual royalty rate of domestic franchise hotels increased to 3.5% for the three months ended November 30, 1996 compared to 3.4% for the same period of the prior fiscal year. Increased vendor rebates contributed an additional $751,000 in revenue compared to the same period in the prior fiscal year. The remaining portion of the increase in franchise revenues for the period relates to convention revenues and other miscellaneous income.

Revenues from hotel operations for the quarter ended November 30, 1996 increased $6.2 million, or 16.1%, compared to the same period of the prior fiscal year. The increase in revenue was principally achieved through the acquisition and development of 10 operating hotels containing over 1,250 rooms since November 30, 1995. Additionally, revenue improvements resulted from increases in overall occupancies and average daily room rates. Overall average occupancies increased to 67.7% for the quarter ended November 30, 1996 compared to 66.0% for the quarter ended November 30, 1995. Overall average daily room rates increased 6.1% for the three months ended November 30, 1996 compared to the same period of the prior fiscal year. These occupancy and rate increases were the result of marketing efforts in both new and existing markets as well as the general strengthening of lodging industry fundamentals.

Franchise operating expenses consists of marketing and reservation expenses as well as the cost of products sold to licensees under the Company's group purchasing program for franchisees. Franchise operations expenses increased $2.6 million, or 9.4%, for the three months ended November 30, 1996 compared to the three months ended November 30, 1995. Increases in franchise marketing expenses were responsible for $1.6 million of the increase, principally due to general increases in advertising costs and the timing of commitments with advertising vendors and additional costs associated with an increase in field sales staff. Increases in franchise reservation expenses contributed $2.3 million to the increase, caused primarily by increased staffing and the timing of reimbursements for global distribution costs. Marketing and reservation expense increases were offset by a $1.3 million reduction in the costs of products sold to licensees under the Company's group purchasing program for franchisees, which was consistent with a similar decrease in product sales revenue. The decrease in product sales and related costs was due to the timing of shipments to current franchisee projects.

Hotel operating expenses increased $5.7 million, or 23.4%, for the three months ended November 30, 1996 compared to the three months ended November 30, 1995 principally due to the addition of 10 hotels. Approximately 8.0% of the increase is due to increased food and beverage costs. Hotel operating margins decreased 4.0% to 33.0% for the quarter ended November 30, 1996 compared to the quarter ended November 30, 1995 primarily due to the change in property mix caused by the most recent acquisitions, many of which were full-service hotels.

Selling, general and administrative expenses increased $794,000, or 4.8%, for the three months ended November 30, 1996 compared to the same period last year. As a percent of total revenues, selling, general and administrative expenses decreased from 17.5% for the quarter ended November 30, 1995 to 15.9% for the quarter ended November 30, 1996. Selling, general and administrative expenses increased primarily as a result of additional costs and personnel assumed in conjunction with the Distribution and increases in corporate personnel added to support new company initiatives, offset by savings achieved by the consolidation of European operations in France.

Depreciation and amortization expense increased 11.9% for the quarter ended November 30, 1996 compared to the same period last year. Increases were principally due to the acquisition, development and renovation of hotels built or acquired during the preceding year.

Interest expenses and other items, net increased $194,000, or 3.2%, compared to the quarter ended November 30, 1995. The increase relates principally to commitment and other fees incurred in connection with the Company's Credit Facility that were previously incurred by Manor Care.

COMPARISON OF RESULTS FOR THE SIX MONTHS ENDED NOVEMBER 30, 1996 AND 1995
-------------------------------------------------------------------------

Net income was $26.0 million for the six months ended November 30, 1996, an increase of $7.0 million, or 36.6%, over the same period of the prior fiscal year.

Revenues for the six months ended November 30, 1996 increased $34.2 million, or 17.6%, to $228.8 million compared to the six months ended November 30, 1995. Operating expenses for the six months ended November 30, 1996 increased $22.4 million, or 15.0%, to $172.6 million, resulting in an $11.8 million, or 26.5%, increase in operating profits.

Franchise revenues for the six months ended November 30, 1996 increased $17.4 million, or 14.9%, when compared to the same period of the prior fiscal year. The increase in franchise revenues was largely the result of fees generated from franchisees. The increase in franchise revenues was primarily attributable to the increases in domestic royalties of $6.1 million, product sales of $2.4 million, reservation fees of $2.1 million and marketing fees of $1.8 million. Revenues from franchise hotels increased as a result of increases in the number of franchise hotels and increased averaged daily room rates at franchise hotels. The Company's domestic franchise hotels increased by 258 properties, or 10.7%, to 2,659 properties at November 30, 1996, from 2,401 properties as of November 30, 1995. Average daily room rates of domestic franchise hotels increased by approximately 4.7% for the six months ended November 30, 1996 compared to the same period of the prior fiscal year. Increased rates of domestic franchise hotels resulted from both general strengthening in lodging industry fundamentals and national and local marketing efforts provided by the Company to franchisees. Average occupancies of domestic franchise hotels were 69.7% and 70.6% for the six months ended November 30, 1996 and November 30, 1995, respectively. Increased vendor rebates contributed an additional $1.5 million in revenue compared to the same period in the prior fiscal year. The remaining portion of the increase in the franchise revenues for the period relates to convention revenues and other miscellaneous income.

Revenues from hotel operations for the six months ended November 30, 1996 increased $16.8 million, or 21.6%, compared to the same period of the prior fiscal year. The increase in revenue was principally achieved through the acquisition and development of 10 operating hotels containing over 1,250 rooms since November 30, 1995. Additionally, revenue improvements resulted from increases in overall occupancies and average daily room rates. Overall average occupancies increased to 71.8% for the six months ended November 30, 1996 compared to 69.7% for the six months ended November 30, 1995. Overall average daily room rates increased 5.5% for the six months ended November 30, 1996 compared to the same period of the prior fiscal year. These occupancy and rate increases were the result of marketing efforts in both new and existing markets as well as the general strengthening of lodging industry fundamentals.

Franchise operating expenses consists of marketing and reservation expenses as well as the cost of products sold to licensees under the Company's group purchasing program for franchisees. Franchise operations expenses increased $10.0 million, or 18.4%, for the six months ended November 30, 1996 compared to the six months ended November 30, 1995. Increases in franchise marketing expenses were responsible for $3.1 million of the increase, principally due to general increases in advertising costs and the timing of commitments with advertising vendors and additional costs associated with an increase in field sales staff. Increases in franchise reservation expenses contributed $5.0 million to the increase, caused primarily by increased staffing and associated overhead, start up costs of a new reservation center and the timing of reimbursements for global distribution system costs. Costs of products sold to licensees under the Company's group purchasing program for franchisees increased $1.9 million for the six months ended November 30, 1996 over the corresponding period for the prior year as a result of a corresponding increase in product sales.

Hotel operating expenses increased $11.7 million, or 23.6%, for the six months ended November 30, 1996 compared to the six months ended November 30, 1995 principally due to the addition of 10 hotels. Approximately 10.2% of the increase is due to increased food and beverage costs. Hotel operating margins for the six months ended November 30, 1996 decreased to 35.2% from 36.2% for the six months ended November 30, 1995 primarily due to the changes in property mix caused by the most recent acquisitions, most of which were full-service hotels.

Selling, general and administrative expenses decreased $939,000, or 2.8%, for the six months ended November 30, 1996 compared to the same period last year. As a percent of total revenues, selling, general and administrative expenses decreased from 17.1% for the six months ended November 30, 1995 to 14.1% for the six months ended November 30, 1996. The decrease is due primarily to the savings achieved by the consolidation of European operations in France and the resulting overhead reduction.

Depreciation and amortization expense increased 13.3% for the six months ended November 30, 1996 compared to the same period last year. Increases were principally due to acquisition, development and renovation of the hotels built or acquired during the preceding year.

Interest expenses and other items, net increased $269,000, or 2.3%, compared to the six months ended November 30, 1995 due to interest on increased principal outstanding in Notes Payable to Manor Care, Inc. used to finance hotel construction.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

Historically, all cash received by the Company has been deposited in or combined with Manor Care's corporate funds as part of Manor Care's cash management system. Subsequent to the Distribution, the Company has maintained its own cash balances and has implemented an internal cash management system.

The Company plans to realize cash proceeds from, or "monetize," its capital investment in Company-owned hotels at values that reflect their improved operating performance. The Company is exploring a variety of transactions, including, among others, asset securitization, sale/leasebacks,joint ventures with third parties, debt financing and asset divestitures. The Company intends to retain management and franchise agreements relating to these properties.

As of November 30, 1996, Notes Payable to Manor Care, Inc. totaling $225.7 million were outstanding. Interest on the amount of the loan will be payable semiannually at a rate of 9% per annum. The loan will mature on November 1, 1999 and may be prepaid in whole or in part, together with accrued interest, at the Company's option. If the loan is prepaid prior to November 1, 1997, the Company will be required to reimburse Manor Care on demand for any actual loss incurred or to be incurred by Manor Care (for the period up to and including November 1, 1997) in the redeployment of the funds released by any prepayment of the loan. The Notes Payable to Manor Care, Inc. are expected to be repaid with the proceeds from the planned monetization of the Company's owned hotels or with third-party financing.

On October 30, 1996, the Company entered into a Competitive Advance and Multi-currency Revolving Credit Facility Agreement ("Credit Facility"). The Credit Facility provides for advances of amounts up to $100 million at varying market rates of interest, which can be fixed or variable at the Company's option, and is to be repaid within three years of the date of the agreement. During the month of November 1996, the Company repaid its portion of the Manor Care Multi-currency Credit Facility, $50.1 million, with the advances against the Company's newly acquired Credit Facility.

On December 3, 1996, the Company announced that its Board of Directors authorized a repurchase of up to six million of its outstanding common shares. The Company expects to repurchase shares from time to time in the open market, subject to market conditions and limitations within the Company's Credit Facility. Any repurchased shares will be held in treasury and may be used for general corporate purchases, including future acquisitions and the Company's stock-based employee and director benefit plans.

Management believes cash flows from operations, third party financing sources and the proceeds from the planned monetization of the Company's owned hotels will be adequate to support on-going operations, capital expenditures, the stock repurchase program and meet debt service requirements for the foreseeable future. If the Company is unable to successfully implement its monetization strategy with respect to Company-owned hotels, the Company will need to secure additional sources of financing to repay the Notes Payable to Manor Care, Inc. on November 1, 1999.

Net cash provided by operating activities for the six months ended November 30, 1996 was $51.4 million compared to $28.0 million provided by operating activities during the same period of the prior fiscal year. Improved cash flow resulted primarily from improved net income and an increase in accounts payable.

The Company's working capital ratio at November 30, 1996 and May 31, 1996 was
 .74 and .84, respectively. The Company attempts to minimize its investments in net current assets. Historically, the Company has been assured adequate financing through Manor Care, Inc. to meet seasonal fluctuations in working capital requirements. Subsequent to the Distribution the Company will utilize its Credit Facility to meet seasonal fluctuations in working capital requirements. The change in the working capital ratio primarily results from an increase in accounts payable; the working capital ratio at November 30, 1995 was .73.

Investment in property and equipment includes routine capital expenditures for renovation and maintenance of the Company's owned hotels as well as new developments and enhancements of reservations and finance systems related to franchise operations. During the six months ended November 30, 1996, capital expenditures totaled $36.9 million and related primarily to the construction of nine hotels and on going renovations at existing hotels.

The Company plans capital expenditures for development of Sleep Inns and MainStay Suites of $46.0 and $56.7 million during the twelve months ended May 31, 1997 and 1998, respectively. These amounts include expected capital expenditures for the construction of 12 Sleep Inns and 10 MainStay Suites over this two-fiscal year period. Planned capital expenditures for routine renovation and maintenance of existing properties are $14.7 million and $16.3 million for the twelve months ended May 31, 1997 and 1998, respectively. Additionally, the Company plans capital expenditures of approximately $8.0 million over the next two fiscal years for significant system enhancements. Future capital expenditures will be financed with cash flows from operations, proceeds from the monetization of the Company's owned hotels or third-party financing.

Long term debt and Notes Payable to Manor Care, Inc. totaled $295.6 million at November 30, 1996 and $294.2 million at May 31, 1996, an increase of $1.4 million. The increase is primarily attributable to borrowings to finance European operations.

FORWARD-LOOKING INFORMATION IS SUBJECT TO RISK AND UNCERTAINTY
--------------------------------------------------------------

Certain statements contained in this Form 10-Q, including those in the section entitled "Management's Discussion and Analysis of Operating Results and Financial Condition," contain forward-looking information that involves risk and uncertainties, including the Company's plans to monetize its capital investment in owned hotels. Actual future results and trends may differ materially depending on a variety of factors discussed in the "Risk Factors" section included in the Company's Form 10 Registration Statement, including the Information Statement, dated October 15, 1996 including (a) the Company's success in implementing its business strategy, including its success in arranging financing where required, (b) the nature and extent of future competition, and (c) political, economic and demographic developments in countries where the Company does business or in the future may do business.

                           PART II OTHER INFORMATION
                           -------------------------


ITEM 1.         LEGAL PROCEEDINGS
                -----------------

The Company is not party to any litigation, other than routine litigation incidental to the business of the Company. None of such litigation, either individually or in the aggregate, is expected to be material to the business, financial condition or results of operations of the Company.


ITEM 5.         OTHER INFORMATION
                -----------------
Stock Repurchase Program
------------------------

On December 3, 1996, the Company announced that its Board of Directors had authorized a repurchase of up to six million of its outstanding common shares. The Company expects to repurchase shares from time to time in the open market, subject to market conditions and limitations within the Company's credit facilities. Any repurchased shares will be held in treasury and may be used for general corporate purposes, including future acquisitions and the Company's stock-based employee and director benefit plans.


ITEM 6.         EXHIBITS AND REPORTS ON FORM 8-K
                --------------------------------

(a)   Exhibits

      Exhibit 27.01 Financial Data Schedule - November 30, 1996

(b) During the month ended November 30, 1996, the following report was filed on Form 8-K under Item 5. Other Events:

      1. The report dated November 5, 1996 announcing (a) the commencement of operations of the Registrant following the stock distribution from Manor Care, Inc., (b) certain prepayment penalties in the loan agreement between the Registrant and Manor Care, Inc., and (c) the $100 million Credit Facility with the Chase Manhattan Bank as agent for a syndicate of banks. In addition, certain exhibits were filed as part of this report in connection with the Distribution.

                                   SIGNATURE

Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                               CHOICE HOTELS INTERNATIONAL, INC.

Date: January 14, 1997                         /s/ James A. MacCutcheon
      ----------------                         -----------------------------
                                         By:   James A. MacCutcheon
                                               Executive Vice President,
                                               Chief Financial Officer
                                                                              17