Form 10-Q
period 1997-02-28
CHOICE HOTELS INTERNATIONAL INC
filed 1997-04-14
CIK 1018146

                                                            4/10/9:00 a.m.

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


FOR THE QUARTER ENDED FEBRUARY 28, 1997              COMMISSION FILE NO. 1-11915


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
                                           Yes  X      No
                                              -----      -----


                                           SHARES OUTSTANDING
      CLASS                                AT FEBRUARY 28, 1997
-----------------------                  ------------------------
 Common Stock, $0.01
 par value per share                            62,803,711
                                                ----------
================================================================================

                       CHOICE HOTELS INTERNATIONAL, INC.

                                     INDEX
                                     -----

                                                                        PAGE NO.
                                                                        --------

PART I.  FINANCIAL INFORMATION:

   Consolidated Balance Sheets -

     February 28, 1997 (Unaudited) and May 31, 1996                        3

   Consolidated Statements of Income -

     Three months ended February 28, 1997 and February 29, 1996

     (Unaudited) and nine months ended February 28, 1997

     and February 29, 1996 (Unaudited)                                     5

   Consolidated Statements of Cash Flows -

     Nine months ended February 28, 1997 and February 29, 1996 (Unaudited) 6

   Notes to Consolidated Financial Statements (Unaudited)                  7

   Management's Discussion and Analysis of Results of

     Operations and Financial Condition                                    9

PART II.  OTHER INFORMATION AND SIGNATURE                                 14

                        PART I.  FINANCIAL INFORMATION

                       CHOICE HOTELS INTERNATIONAL, INC.
                          CONSOLIDATED BALANCE SHEETS
                                (IN THOUSANDS)


                                             FEBRUARY 28,
                                                1997       MAY 31,
                  ASSETS                     (UNAUDITED)    1996
                                             -----------  --------

CURRENT ASSETS

 Cash and cash equivalents                     $  3,331   $  4,142

 Receivables (net of allowance
  for doubtful accounts of
  $7,059 and $4,825, respectively)               27,491     30,619

 Inventories                                        666        757

 Prepaid expenses                                 2,005      3,003

 Current deferred income tax benefit              1,776      1,266

 Other assets                                     1,471      1,215
                                               --------   --------
   Total current assets                          36,740     41,002


PROPERTY AND EQUIPMENT, AT COST, NET OF
 ACCUMULATED DEPRECIATION                       339,800    299,527

GOODWILL, NET OF ACCUMULATED AMORTIZATION        61,137     59,839

LODGING FRANCHISE RIGHTS, NET OF
 ACCUMULATED AMORTIZATION                        56,509     58,676

OTHER ASSETS                                     42,297     32,260
                                               --------   --------
    Total assets                               $536,483   $491,304
                                               ========   ========


The accompanying notes are an integral part of these Consolidated Balance
Sheets.

                      CHOICE HOTELS INTERNATIONAL, INC.
                         CONSOLIDATED BALANCE SHEETS
                     (IN THOUSANDS, EXCEPT SHARE AMOUNTS)


                                            FEBRUARY 28,   MAY 31,
LIABILITIES & STOCKHOLDERS' EQUITY               1997        1996
                                            ------------  ---------
                                             (UNAUDITED)
CURRENT LIABILITIES

 Current portion long-term debt                $    595    $    669
 Accounts payable                                37,928      24,473
 Accrued expenses                                12,607      21,656
 Income taxes payable                              --         1,810
                                               --------    --------

  Total current liabilities                      51,130      48,608
                                               --------    --------

MORTGAGES AND OTHER LONG-TERM DEBT               95,727      68,469

NOTES PAYABLE TO MANOR CARE, INC.               225,723     225,723

DEFERRED INCOME TAXES AND OTHER
 LIABILITIES                                      1,718         945
                                               --------    --------

  Total liabilities                             374,298     343,745
                                               --------    --------

STOCKHOLDERS' EQUITY

 Common stock                                       638       --
 Additional paid-in-capital                     178,507       --
 Investment and advances from Manor Care,
  Inc.                                               --     149,309
 Retained earnings                                5,655       --
 Cumulative translation adjustment               (6,704)     (1,750)
 Treasury stock, at cost, 1,048,124 shares      (15,911)
                                               --------    --------

 Total Stockholders' equity                     162,185     147,559
                                               --------    --------

  Total liabilities & stockholders'
   equity                                      $536,483    $491,304
                                               ========    ========



        The accompanying notes are an integral part of these Consolidated Balance Sheets.

                       CHOICE HOTELS INTERNATIONAL, INC.
                       CONSOLIDATED STATEMENTS OF INCOME
              (UNAUDITED, IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                            THREE MONTHS ENDED  NINE MONTHS ENDED
                                            FEB 28,    FEB 29,  FEB 28,   FEB 29,
                                            ------------------  -----------------
                                             1997      1996      1997      1996
                                            -------  --------  --------  --------

REVENUES

 Franchise operations                       $50,986   $44,306  $185,206  $159,213
 Hotel operations                            39,703    33,551   134,306   107,957
                                            -------   -------  --------  --------
   Total revenues                            90,689    77,857   319,512   267,170
                                            -------   -------  --------  --------
OPERATING EXPENSES

 Franchise operations                        27,841    22,761    92,413    78,721
 Hotel operations                            29,018    26,815    90,338    79,588
 Selling, general and administrative         13,728    12,566    46,053    35,957
 Depreciation and amortization                7,640     6,419    22,042    19,161
                                            -------   -------  --------  --------
   Total operating expenses                  78,227    68,561   250,846   213,427
                                            -------   -------  --------  --------

INCOME BEFORE OTHER
 EXPENSES AND INCOME TAXES                   12,462     9,296    68,666    53,743
                                            -------   -------  --------  --------

OTHER EXPENSES

 Interest expense on Notes Payable to
  Manor Care, Inc.                            5,079     5,079    15,236    14,595
 Other interest and expenses, net             1,335     1,339     3,370     3,746
                                            -------   -------  --------  --------
   Total other expenses                       6,414     6,418    18,606    18,341
                                            -------   -------  --------  --------
INCOME BEFORE INCOME TAXES                    6,048     2,878    50,060    35,402

PROVISION FOR INCOME TAXES                    2,600     1,487    20,600    14,966
                                            -------   -------  --------  --------
NET INCOME                                  $ 3,448   $ 1,391  $ 29,460  $ 20,436
                                            =======   =======  ========  ========

Pro forma weighted average common shares
outstanding                                  63,339    62,644    63,116    62,592
                                            =======   =======  ========  ========
Pro forma earnings per share                  $0.05     $0.02     $0.47     $0.33
                                            =======   =======  ========  ========




        The accompanying notes are an integral part of these Consolidated Statements of Income.

                       CHOICE HOTELS INTERNATIONAL, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (UNAUDITED, IN THOUSANDS)
                               NINE MONTHS ENDED

                                                        FEBRUARY 28,    FEBRUARY 29,
                                                           1997            1996
                                                        -----------     -----------
CASH FLOWS FROM OPERATING ACTIVITIES

Net income                                               $ 29,460          $ 20,436
 Reconciliation of net income to net cash provided by
 operating activities:
  Depreciation and amortization                            22,064            19,171
  Provision for bad debts                                   2,773             1,945
  Loss(Gain) on asset sale                                    220              (528)
  Increase in deferred taxes                                2,795               182

Changes in assets and liabilities (excluding sold
 hotels and acquisitions)
  Change in receivables                                       355            (5,027)
  Change in inventories and other current assets            2,886               686
  Change in current liabilities                             4,184              (234)
  Change in income taxes payable                           (3,446)             (240)
  Change in other liabilities                                  --            (1,409)
                                                         --------          --------
   NET CASH PROVIDED BY OPERATING ACTIVITIES               61,291            34,982
                                                         --------          --------

CASH FLOW FROM INVESTING ACTIVITIES

 Investment in property and equipment                     (58,726)          (28,148)
 Acquisition of operating hotels                           (5,550)          (49,879)
 Proceeds from asset sales                                  2,742             3,689
 Purchase of minority interest                             (2,494)          (27,367)
 Other items, net                                         (11,659)           (1,246)
                                                         --------          --------

   NET CASH UTILIZED BY INVESTING ACTIVITIES              (75,687)         (102,951)
                                                         --------          --------

CASH FLOW FROM FINANCING ACTIVITIES

 Proceeds from mortgages and other long-term debt          78,802                --
 Principal payments of debt                               (51,640)           (1,985)
 Issuance of common stock                                   3,371                --
 Purchases of treasury stock                              (15,689)               --
 Proceeds from Notes Payable to Manor Care, Inc.               --            27,201

 Cash transfers (to) from Manor Care, Inc., net            (1,259)           42,221
                                                         --------          --------
   NET CASH PROVIDED BY FINANCING
   ACTIVITIES                                              13,585            67,437
                                                         --------          --------

Net change in cash and cash equivalents                      (811)             (532)

Cash and cash equivalents, beginning of period              4,142             2,088
                                                         --------          --------

CASH AND CASH EQUIVALENTS, END OF PERIOD                 $  3,331          $  1,556
                                                         ========          ========

        The accompanying notes are an integral part of these Consolidated Statements of Cash Flows.

                       CHOICE HOTELS INTERNATIONAL, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

1. The accompanying consolidated financial statements of Choice Hotels International, Inc. and subsidiaries (the "Company") have been prepared by the Company without audit. Certain information and footnote disclosures normally included in financial statements presented in accordance with generally accepted accounting principles have been condensed or omitted. The Company believes the disclosures made are adequate to make the information presented not misleading. The consolidated financial statements should be read in conjunction with the consolidated financial statements for the fiscal year ended May 31, 1996 and notes thereto included in the Company's Form 10 Registration Statement, including the Information Statement, dated October 15, 1996. Certain reclassifications have been made to the prior year amounts to conform to current year presentation.

In the opinion of the Company, the accompanying unaudited consolidated financial statements reflect all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position of Choice Hotels International, Inc. and subsidiaries as of February 28, 1997 and May 31, 1996, and the results of operations for the three months and nine months ended February 28, 1997 and February 29, 1996, respectively, and cash flows for the nine months ended February 28, 1997 and February 29, 1996, respectively. Interim results are not necessarily indicative of fiscal year performance because of the impact of seasonal and short-term variations.

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

3. The consolidated financial statements present the financial position of the Company as of February 28, 1997 and May 31, 1996, the results of operations of the Company for the three months and nine months ended February 28, 1997 and February 29, 1996, respectively, and the cash flows of the Company for the nine months ended February 28, 1997 and February 29, 1996, respectively, as if it were formed as a separate entity of Manor Care conducting the Lodging Business through October 31, 1996.

Manor Care, Inc.'s historical basis in the assets and liabilities of the Company has been carried over to the consolidated financial statements. All material intercompany transactions and balances between the Company and its subsidiaries have been eliminated.

The Investments and advances from Manor Care, Inc. represents the cumulative income of the Company plus the net change in cash transferred between the Company and Manor

Care, Inc. At the Distribution, this amount was converted to the equity of the Company and allocated to common stock, additional paid-in capital and cumulative translation adjustment. The amounts recorded as Common stock, Additional paid-in capital and Cumulative translation adjustment were $631,000, $171,225,000, and $(5,449,000), respectively. The amounts so allocated were determined based, to some extent, on estimates as of the Distribution and may be subject to adjustment in the future. In the opinion of the Company, such adjustments, if any, will not have a material impact on the Company's financial position.

The pro forma weighted average number of outstanding common shares is based on Manor Care's weighted average number of outstanding common shares. Pro forma income per share is computed by dividing net income by the pro forma weighted average number of outstanding common shares.

4. During August 1996, Manor Care, Inc. transferred to the Company title to a building, related land and furniture and fixtures with a book value of $4,917,000. The property will be converted to an operating hotel.

5. As of February 28, 1997, the Company had franchise agreements with 3,280 hotels with 278,364 rooms operating in 33 countries principally under the following brand names: Comfort, Clarion, Sleep, Quality, MainStay, Rodeway and Econo Lodge. The Company also owns and manages, under its seven principal brand names, 82 hotels with 11,017 rooms in 25 states, as well as in Germany, France and England.

                       CHOICE HOTELS INTERNATIONAL, INC.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS
                 OF OPERATING RESULTS AND FINANCIAL CONDITION

On March 7, 1996, Manor Care announced the Distribution and, on September 30, 1996, the Board of Directors of Manor Care declared a dividend to effect the Distribution and set the Record Date and the Distribution Date. The Distribution was effected on November 1, 1996 to holders of record of Manor Care's Common Stock on October 10, 1996. The Distribution separated the lodging and health care businesses of Manor Care into two public corporations. Included herein are the historical results of operations of the Lodging Business for the three months and nine months ended February 28, 1997 and 1996, as if it had been a separate entity for all periods presented. The operations of the Company now consist principally of the hotel franchise operations and the owned and managed hotel operations formerly conducted by Manor Care directly or through Manor Care's subsidiaries. The Distribution resulted in the division of certain of Manor Care's existing corporate functions between the two resulting entities. Historically, Manor Care allocated to its operating units all corporate overhead expenses specifically identified with such units' operations. These allocations have been discontinued and responsibility for these support functions have been substantially assumed by the Company or are provided to the Company in accordance with various service agreements entered into in conjunction with the Distribution. The Company has established its own accounting, finance, cash management, human resources and legal departments separate from Manor Care's. Accordingly, selling, general and administrative expenses in the historical financial statements may not be indicative of such costs in the future. The Company expects selling, general and administrative expenses to increase $4.1 million for the fiscal year as a result of the additional functions now performed directly by the Company.

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

COMPARISON OF RESULTS FOR THE THREE MONTHS ENDED FEBRUARY 28, 1997 AND FEBRUARY 29, 1996
--------------------------------------------------------------------------------

Net income was $3.4 million for the quarter ended February 28, 1997, an increase of $2.1 million, or 147.9%, over the same period of the prior fiscal year.

Revenues for the three months ended February 28, 1997 increased $12.8 million, or 16.5%, to $90.7 million compared to the quarter ended February 29, 1996. Operating expenses for the three months ended February 28, 1997 increased $9.7 million, or 14.1%, to $78.2 million, resulting in a $3.2 million, or 34.1%, increase in operating profits.

Franchise revenues for the three months ended February 28, 1997 increased $6.7 million, or 15.1%, when compared to the same period of the prior fiscal year. Franchise revenues principally included base royalty fees, marketing funds assessments, fees charged for utilization of the Company's centralized hotel reservation system and product sales made to franchisees through the Company's group purchasing program. Except for product sales, fees and assessments are generally calculated based on a percentage of the franchise hotels' total revenues and reservation call volume. Revenues from franchise hotels increased as a result of increases in the number of franchise hotels and increased averaged daily room rates at those hotels. The Company's domestic franchise hotels increased by 280 properties, or 11.5%, to 2,712 properties at February 28, 1997, from 2,432 properties as of February 29, 1996. Average daily room rates of domestic franchise hotels increased by approximately 5.1% for the quarter ended February 28, 1997 compared to the same period of the prior fiscal year while average occupancies of domestic franchise hotels were 48.5% and 46.1% for the three months ended February 28, 1997 and February 29, 1996, respectively.

Revenues from hotel operations for the quarter ended February 28, 1997 increased $6.2 million, or 18.3%, compared to the same period of the prior fiscal year. The increase in revenue was principally achieved through the acquisition and development of 9 operating hotels containing over 1,000 rooms since February 29, 1996. Additionally, revenue improvements resulted from increases in overall occupancies and average daily room rates. Overall average occupancies increased to 59.9% for the quarter ended February 28, 1997 compared to 57.2% for the quarter ended February 29, 1996. Overall average daily room rates increased 10.2% for the three months ended February 28, 1997 compared to the same period of the prior fiscal year. These occupancy and rate increases were the result of marketing efforts in both new and existing markets as well as the general strengthening of lodging industry fundamentals.

Franchise operating expenses consists of marketing and reservation expenses as well as the cost of products sold to licensees under the Company's group purchasing program for franchisees. Franchise operations expenses increased $5.1 million, or 22.3%, for the three months ended February 28, 1997 compared to the three months ended February 29, 1996. Increases in franchise marketing and reservation expenses accounted for $3.4 million of the increase in franchise operating expenses.

Hotel operating expenses increased $2.2 million, or 8.2%, for the three months ended February 28, 1997 compared to the three months ended February 29, 1996. Hotel operating margins increased 6.8% to 26.9% for the quarter ended February 28, 1997 compared to the quarter ended February 29, 1996 primarily due to the stabilization of hotels acquired during the prior three years as well as operational efficiencies achieved at other owned hotels.

Selling, general and administrative expenses increased $1.2 million, or 9.2%, for the three months ended February 28, 1997 compared to the same period last year. As a percent of total revenues, selling, general and administrative expenses decreased from 16.1% for the quarter ended February 29, 1996 to 15.1% for the quarter ended February 28, 1997. Selling, general and administrative expenses increased primarily as a result of additional costs and personnel assumed in conjunction with the Distribution and increases in corporate personnel added to support new company initiatives, offset by savings achieved by the consolidation of European operations in France.

Depreciation and amortization expense increased 19.0% for the quarter ended February 28, 1997 compared to the same period last year. Increases were principally due to the acquisition, development and renovation of hotels built or acquired during the preceding year.

COMPARISON OF RESULTS FOR THE NINE MONTHS ENDED FEBRUARY 28, 1997 AND FEBRUARY 29, 1996
--------------------------------------------------------------------------------

Net income was $29.5 million for the nine months ended February 28, 1997, an increase of $9.0 million, or 44.2%, over the same period of the prior fiscal year.

Revenues for the nine months ended February 28, 1997 increased $52.3 million, or 19.6%, to $319.5 million compared to the nine months ended February 29, 1996. Operating expenses for the nine months ended February 28, 1997 increased $37.4 million, or 17.5%, to $250.8 million, resulting in a $14.9 million, or 27.8%, increase in operating profits.

Franchise revenues for the nine months ended February 28, 1997 increased $25.9 million, or 16.3%, when compared to the same period of the prior fiscal year. The increase in franchise revenues was largely the result of fees generated from franchisees. Revenues from franchise hotels increased as a result of increases in the number of franchise hotels and increased averaged daily room rates at franchise hotels. The Company's domestic franchise hotels increased by 280 properties, or 11.5%, to 2,712 properties at February 28, 1997, from 2,432 properties as of February 29, 1996. Average daily room rates of domestic franchise hotels increased by approximately 4.8% for the nine months ended February 28, 1997 compared to the same period of the prior fiscal year. Average occupancies of domestic franchise hotels were 63.1% and 64.2% for the nine months ended February 28, 1997 and February 29, 1996, respectively.

Revenues from hotel operations for the nine months ended February 28, 1997 increased $26.3 million, or 24.4%, compared to the same period of the prior fiscal year. The increase in revenue was principally achieved through the acquisition and development of 9 operating hotels containing over 1,000 rooms since February 29, 1996. Additionally, revenue improvements resulted from increases in overall occupancies and average daily room rates. Overall average occupancies increased to 67.9% for the nine months ended February 28, 1997 compared to 65.1% for the nine months ended February 29, 1996. Overall average daily room rates increased 6.6% for the nine months ended February 28, 1997 compared to the same period of the prior fiscal year. These occupancy and rate increases were the result of marketing efforts in both new and existing markets as well as the general strengthening of lodging industry fundamentals.

Franchise operating expenses consists of marketing and reservation expenses as well as the cost of products sold to licensees under the Company's group purchasing program for franchisees. Franchise operations expenses increased $13.7 million, or 17.4%, for the nine months ended February 28, 1997 compared to the nine months ended February 29, 1996. Increases in franchise marketing and reservation expenses accounted for $10.2 million of the increase in franchise operating expenses.

Hotel operating expenses increased $10.8 million, or 13.5%, for the nine months ended February 28, 1997 compared to the nine months ended February 29, 1996 principally due to the addition of 9 hotels. Approximately 6.5% of the increase is due to increased food and beverage costs. Hotel operating margins for the nine months ended February 28, 1997 increased to 32.7% from 26.3% for the nine months ended February 29, 1996 primarily due to the stabilization of hotels acquired during the prior three years as well as operational efficiencies achieved at other owned hotels.

Selling, general and administrative expenses increased $10.1 million, or 28.1%, for the nine months ended February 28, 1997 compared to the same period last year. As a percent of total revenues, selling, general and administrative expenses increased from 13.5% for the nine months ended February 29, 1996 to 14.4% for the nine months ended February 28, 1997. The increase is due primarily to additional costs and personnel assumed in conjunction with the Distribution and increases in corporate personnel added to support new company initiatives, offset by savings achieved by the consolidation of European operations in France.

Depreciation and amortization expense increased 15.0% for the nine months ended February 28, 1997 compared to the same period last year. Increases were principally due to acquisition, development and renovation of the hotels built or acquired during the preceding year.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

Historically, all cash received by the Company has been deposited in or combined with Manor Care's corporate funds as part of Manor Care's cash management system. Subsequent to the Distribution, the Company has maintained its own cash balances and has implemented an internal cash management system.

The Company plans to realize cash proceeds from, or "monetize," its capital investment in Company-owned hotels at values that reflect their improved operating performance. The Company is exploring a variety of transactions, including, among others, asset securitization, sale/leasebacks, joint ventures with third parties, debt financing and asset divestitures. The Company intends to retain management and franchise agreements relating to these properties.

The Company is structuring a transaction which involves the public offering of multiclass mortgage pass-through certificates by a special purpose entity, a wholly-owned subsidiary of Boulevard Motel Corp., a wholly-owned subsidiary of Choice, whose principal assets consist of thirty-six (36) hotels. The proceeds are expected to net approximately $110 million and will be used to repay the Notes Payable to Manor Care. Completion of this transaction is subject to market conditions.

As of February 28, 1997, Notes Payable to Manor Care, Inc. totaling $225.7 million were outstanding. Interest on the amount of the loan will be payable quarterly at a rate of 9% per annum. The loan will mature on November 1, 1999 and may be prepaid in whole or in part, together with accrued interest, at the Company's option. If the loan is prepaid prior to November 1, 1997, the Company will be required to reimburse Manor Care on demand for any actual loss incurred or to be incurred by Manor Care (for the period up to and including November 1, 1997) in the redeployment of the funds released by any prepayment of the loan. The Notes Payable to Manor Care, Inc. are expected to be repaid with the proceeds from the planned monetization of the Company's owned hotels or with third-party financing.

On October 30, 1996, the Company entered into a Competitive Advance and Multi-currency Revolving Credit Facility Agreement ("Credit Facility") with a group of banks. The Credit Facility provides for advances of amounts up to $100 million at varying market rates of interest, which can be fixed or variable at the Company's option, and is to be repaid within three years of the date of the agreement. During the month of November 1996, the Company repaid its portion of the Manor Care Multi-currency Credit Facility, $50.1 million, with the advances against the Company's newly acquired Credit Facility.

On December 3, 1996, the Company announced that its Board of Directors authorized a repurchase of up to six million of its outstanding common shares. The Company expects to repurchase shares from time to time in the open market, subject to market conditions and limitations within the Company's Credit Facility. Any repurchased shares will be held in treasury and may be used for general corporate purchases, including future acquisitions and the Company's stock-based employee and director benefit plans. As of February 28, 1997, the Company had repurchased 1.05 million shares at a total cost of $15.7 million.

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

Net cash provided by operating activities for the nine months ended February 28, 1997 was $61.3 million compared to $34.9 million provided by operating activities during the same period of the prior fiscal year. Improved cash flow resulted primarily from improved net income and improved working capital management.

The Company's working capital ratio at February 28, 1997 and May 31, 1996 was
 .72 and .84, respectively. The Company attempts to minimize its investments in net current assets. The Company utilizes its Credit Facility to meet seasonal fluctuations in working capital requirements. The change in the working capital ratio primarily results from an increase in accounts payable and reduction in accounts receivable; the working capital ratio at February 29, 1996 was .83.

Investment in property and equipment includes routine capital expenditures for renovation of the Company's owned hotels as well as new developments and enhancements of reservations and finance systems related to franchise operations. During the nine months ended February 28, 1997, capital expenditures totaled $58.7 million and related primarily to the development and construction of nine hotels and ongoing renovations at existing hotels.

Long term debt and Notes Payable to Manor Care, Inc. totaled $321.5 million at February 28, 1997 and $294.2 million at May 31, 1996, an increase of $27.3 million.


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



ITEM 6.         EXHIBITS AND REPORTS ON FORM 8-K
                --------------------------------

(a)   Exhibits

      Exhibit 10.01 - Employment Agreement dated as of February 10, 1997 between the Company and Thomas Mirgon

      Exhibit 27.01 - Financial Data Schedule - February 28, 1997

(b) During the quarter ended February 28, 1997, no reports were filed on Form 8-K.

                                   SIGNATURE

Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    CHOICE HOTELS INTERNATIONAL, INC.

Date: April 14, 1997                 /s/ James A. MacCutcheon
      ---------------               -----------------------------
                               By:  James A. MacCutcheon
                                    Executive Vice President,
                                    Chief Financial Officer