Form 10-K
period 1997-05-31
CHOICE HOTELS INTERNATIONAL INC
filed 1997-08-15
CIK 1018146

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC  20549

                             _____________________

                                   FORM 10-K
                       FOR ANNUAL AND TRANSITION REPORTS
                    PURSUANT TO SECTIONS 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED, EFFECTIVE OCTOBER 7, 1996].

For the fiscal year ended   May 31, 1997
                          ---------------------------------------------
                                       OR
[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED].

For the transition period from __________ to __________

                        Commission file number ________

                        CHOICE HOTELS INTERNATIONAL, INC.
--------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

                       DELAWARE                                   52-1985619
----------------------------------------------------------      --------------
             (State or Other Jurisdiction                      (I.R.S. Employer
            of Incorporation or Organization)                Identification No.)

 10750 Columbia Pike, Silver Spring, Maryland                        20901
----------------------------------------------------------      --------------
  (Address of Principal Executive Offices)                          Zip Code

Registrant's telephone number, including area code   (301) 979-5000
                                                   -----------------------------
Securities registered pursuant to Section 12(b) of the Act:

        Title of Each Class            Name of Each Exchange on Which Registered
        -------------------            -----------------------------------------

Common Stock, Par Value $.01 per share          New York Stock Exchange
-------------------------------------- -----------------------------------------

-------------------------------------- -----------------------------------------

Securities registered pursuant to Section 12(g) of the Act:

--------------------------------------------------------------------------------
                                (Title of Class)

--------------------------------------------------------------------------------
                                (Title of Class)

        Indicate by check mark whether the registrant: (1) has filed all reports required to be filed in Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months as for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes     X        No
                                                 -----         -----

        Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K. [_]

        The aggregate market value of voting stock of Choice Hotels International, Inc. held by non-affiliates was $689,453,032 as of August 5, 1997 based upon a closing price of $17.875 per share.


             APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

        Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

Yes ____________ No ____________

                   (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

        The number of shares outstanding of Choice Hotels International, Inc.'s Common Stock at May 31, 1997 was 60,164,947.

                      DOCUMENTS INCORPORATED BY REFERENCE.

       PART I      1997 Annual Report to Stockholders

       PART II     1997 Annual Report to Stockholders
                   Proxy Statement dated August 15, 1997

       PART III    Proxy Statement dated August 15, 1997

                                     PART I

Item 1.   Business

          Choice Hotels International, Inc., a Delaware corporation (the "Company"), is a leading international hotel franchisor (the "Franchising Business") and major owner and manager of hotel properties (the "Hotel Business"). The Franchising Business and the Hotel Business are detailed below. The Company's Board of Directors and management have determined to separate the Franchising Business from the Hotel Business. The separation is subject to shareholder approval and various other conditions. Choice Hotels Franchising, Inc. ("Franchising"), a Delaware corporation and wholly owned subsidiary of Choice Hotels International, Inc., will own all of the businesses and assets of, and be responsible for all of the liabilities associated with the Franchising Business and upon the affirmative vote of the stockholders of the Company, Franchising's Common Stock will be distributed to stockholders of the Company on a share-for-share basis.

     Franchising Business

          The Company, through its wholly-owned subsidiary Franchising, is one of the world's largest franchisors of hotels with 3,344 properties open and operating in 33 countries at May 31, 1997. These properties principally operate under one of the Company's brand names: Comfort/(R)/, Quality/(R)/, Clarion/(R)/, Sleep/(R)/, Rodeway/(R)/, Econo Lodge/(R)/ and MainStay Suites/sm/. At May 31, 1997, another 820 franchise properties with a total of 72,093 rooms were under development. As a franchisor, the Company licenses hotel operators to use the Company's brand names and provides to these hotel operators products and services designed to increase their revenues and profitability. Key products and services provided include nationally recognized marketing and advertising programs, access to a reservation system that delivers business to the franchisees' hotels, access to innovative products and services developed by the Company and other support services such as training programs, purchasing discounts, operating manuals, quality standards and inspections. In return for the use of the Company's brand names and access to the Company's products and services, franchisees pay to the Company fees that are generally based on a percentage of the franchise hotels' gross room revenues. The Company's franchise operations have experienced significant growth in revenues and profitability over the last few years. The compound annual growth rate for the Franchising Business from fiscal year 1993 to fiscal year 1997 was 17.5% for revenues and 42.2% for net income.

     The Lodging Industry

          As of December 1996, there are approximately 3.4 million hotel rooms in the United States in hotels/motels containing twenty or more rooms. Of those rooms, approximately 1.2 million rooms are not affiliated with a national or regional brand, while the remaining approximately 2.2 million rooms are affiliated with a brand either through franchise or the ownership/management of a national or regional chain.

          During the late 1980s, the industry added approximately 500,000 hotel rooms to its inventory due largely to a favorable hotel lending environment, the ability of hotel operators to regularly increase room rates and the deductibility of passive tax losses, which encouraged hotel development. As a result, the lodging industry saw an oversupply of rooms and a decrease in industry performance.

          The lodging industry in recent years has demonstrated a recovery, based on year-to-year increases in room revenues, occupancy rates, revenue per available room ("RevPAR"), and lodging industry profitability. RevPAR is calculated by multiplying the percentage of occupied rooms by the average daily room rate realized. Since 1993, the lodging industry has been able to increase its average daily rate ("ADR") at a pace faster than the increase in the Consumer Price Index ("CPI"), a common measure of inflation published by the US Department of Labor. Smith Travel Research's estimates indicate that occupancy rates in 1996 increased to 65.2% from 65.1% in 1995, in part because of increases in room demand attributable to the 1996 Summer Olympics, the 1996 national political campaigns and conventions, and a continued improvement in the national economy. The following chart demonstrates the recent trends:

              The US Lodging Industry's Growth Trends Since 1991

                   Increase in              Average
                      Room                   Daily     Increase     Increase    Revenue Per
                    Revenue                  (Room)     in ADR       in CPI      Available                    New
                     Versus     Occupancy    Rates      Versus       Versus         Room         Profits     Rooms
Year               Prior Year     Rates      (ADR)    Prior Year   Prior Year     (RevPAR)    (in billions)  Added
------            ------------  ----------  --------  -----------  -----------  ------------  -------------  ------
1992............      N/A         62.6%      $58.91      1.4%         2.9%        $36.87      break-even     36,000
1993............      6.3%        63.5%      $60.53      2.7%         2.7%        $38.42      $ 2.4          40,000
1994............      8.6%        64.7%      $62.86      3.8%         2.7%        $40.70      $ 5.5          45,000
1995............      7.0%        65.1%      $65.81      4.7%         2.9%        $42.83      $ 8.5          64,000
1996............      N/A         65.2%      $69.66      5.9%         2.9%        $45.47      $11.5          91,000

____________________
Source:  Smith Travel Research

          The Company believes the lodging industry can be divided into three categories: luxury or upscale, middle-market and economy. The Company believes the luxury category generally has room rates above $70 per night, the middle-market category generally has room rates between $46 and $70 per night and the economy category generally has room rates less than $46 per night.

          Service is a distinguishing characteristic in the lodging industry. Generally there are three levels of service: full-service hotels (which offer food and beverage services, meeting rooms, room service and similar guest services); limited-service hotels (which offer amenities such as swimming pools, continental breakfast, or similar services); and all-suites hotels (which usually have limited public areas, but offer guests two rooms or one room with distinct areas, and which may or may not offer food and beverage services).

          The Company's Econo Lodge, Rodeway and Sleep brands compete primarily in the limited-service economy market; the Company's Comfort and Quality brands compete primarily in the limited-service middle-market; the Company's Clarion brand competes primarily in the full-service upscale market; and the Company's MainStay Suites brand competes primarily in the all-suites middle-market.

          New hotels opened in recent years typically have been limited service hotels, as limited-service hotels are less costly to develop, enjoy higher gross margins, and tend to have better access to financing. These hotels typically operate in the economy and middle-market categories and are located in suburban or highway locations. From 1991 to 1996, the average room count in new hotels declined from 122 to 87, primarily because hotel developers found it difficult to obtain financing of more than $3 million from their primary lending sources (local banks and Small Business Administration guaranteed loan programs).

          In recent years, operators of hotels not owned or managed by major lodging companies have increasingly joined national hotel franchise chains as a means of remaining competitive with hotels owned by or affiliated with national lodging companies. Because hotels typically operate with high fixed costs, increases in revenues generated by affiliation with a franchise lodging chain can improve a hotel's financial performance. Of approximately 933 hotel properties that changed their affiliation in 1995, 77% converted from independent status to affiliation with a chain or converted from one chain to another, while only 23% canceled or were required to cancel their chain affiliation. The share of US hotel rooms affiliated with a chain was approximately 63% in 1995.

          The shift to chain membership has been most pronounced among hotels in the same categories as the Company, i.e., the economy and middle-market categories. In 1995, 53% of all conversions to a chain from independent status or from another chain were in the economy category, 37% were in the middle-market category, and 10% were in the upscale category. Often by affiliating with a middle-market or economy brand, a hotel operator can reposition the hotel property in the price category best suited to its market.

          The large franchise chains, including the Company, provide a number of services to hotel operators to improve the financial performance of their properties, including national reservation systems, marketing and advertising programs and direct sales programs. The Company believes that national franchise chains with a larger number of hotels enjoy greater brand awareness among potential guests than those with fewer numbers of hotels, and that greater brand awareness can increase the desirability of a hotel to its potential guests.

          The Company believes that hotel operators choose lodging franchisors based primarily on the perceived value and quality of each franchisor's brand and its services, and the extent to which affiliation with that franchisor may increase the franchisee's reservations and profits.

     Franchise Business

          Economics of Franchise Business. The fee and cost structure of the Company's franchise business provides significant opportunities for the Company to increase profits by increasing the number of franchised properties. Hotel franchisors such as the Company derive substantially all of their revenue from franchise fees. Franchise fees are comprised of an initial fee and ongoing royalty and marketing and reservation fees charged by the franchisor as a percentage of the franchisee's gross room revenues. The royalty portion of the franchise fee is intended to cover the operating expenses of the franchisor, such as expenses incurred in quality assurance, administrative support and other franchise services and to provide the franchisor with operating profits. The marketing and reservation portion of the franchise fee is intended to reimburse the franchisor for the expenses associated with providing such franchise services as the central reservation system and national marketing and media advertising.

          Much of the variable costs associated with the Company's activities are reimbursed by the franchisees through the marketing and reservation fees. The Company's existing base of franchises more than covers the fixed cost of the business at its current level so that the variable costs of overhead--in such areas as quality assurance, franchise development, franchise services and administration, finance and legal--represent the bulk of incremental costs associated with the addition of franchisees. Because the variable overhead costs associated with incremental franchise system growth are substantially less than the incremental royalty fees, the Company is able to capture a significant portion of these incremental royalty fees as operating profit.

          Strategy. The Company's strategy is based on creating an organization that is focused on consumer and franchisee needs, optimizing the portfolio of brands, strategically growing the franchise system, improving its and its franchisees' margins, growing profitability internationally, and leveraging its separation from Choice Hotels International, Inc. Key components of the Company's strategy include:

     . Organize for Success. The Company has created an organizational structure to focus on consumers, serve franchisees and leverage the franchise system.

          Consumer Focus--Brand management, new product development and traditional marketing and advertising are all combined under the Company's Marketing Department to create consumer focus and to drive demand for the Company's brand products. New product development will be based on consumer needs determined through consumer research. The Company believes that a consumer focus will lead to greater demand for the Company products, which in turn will result in higher revenue from the Company's franchise system.

          Franchisee Service--Franchise service and sales are consolidated under a regional structure made up of five regional operating teams. This structure provides each licensee one primary contact who is responsible for assessing and responding to each hotel's specialized needs. The Company believes that its regional operating structure and the services it provides to franchisees will allow it to attract new hotels to the franchising system.

          Leveraging the Franchise System--Strategic partnerships, purchasing and other functions that leverage the scale of the franchise system are combined under the Partner Services Group. The Company believes there is significant opportunity to leverage its size by entering into joint marketing arrangements with national and multi-national companies that want to gain exposure to the millions of guests who patronize the Company's franchise hotels each year. In the past, these arrangements have added to the Company's and its franchisees' revenues and profits by attracting business to its franchise hotels.

     . Optimize the Brand Portfolio. The Company believes that each of its brands has particular attributes and strengths. The Company's strategy is to leverage the strengths of each brand for profit growth and for identifying new niches into which the Company may expand.

     . Increase Market Penetration on a Strategic Basis. The Company will take advantage of its regional structure to analyze key markets in the U.S. and, in conjunction with its franchisees, identify the best opportunities for new development or conversion to one of the Company's brands.

     . Improve Margins Through Increased Productivity. The Company addresses the competitiveness of its own and its franchisees' profitability by initiating revenue generating programs and improving cost productivity. A key component of this strategy is the roll out of the Company's proprietary property and yield management system "Profit Manager by Choice," which the Company believes will improve the RevPAR of its franchisees.

     . Profitably Grow Internationally. During the ten fiscal years ended May
       31, 1997, the number of properties in the Company's international franchise system increased to 563 properties with 47,603 rooms, from 81 properties with 8,330 rooms. The Company's international franchise system includes hotels in 32 international countries. The Company plans to continue to profitably grow its brands internationally through a strategic pursuit of joint ventures, master franchising agreements and brand specific area development agreements.

     Franchise System

          The Company franchises hotels that principally operate under one of the Company's brand names: Comfort, Quality, Clarion, Sleep, Rodeway, Econo Lodge and MainStay Suites. The following table presents key statistics relative to the Company's domestic franchise system over the four fiscal years ended May 31, 1997.

                      Combined Domestic Franchise System

                                                         As of and for the Year Ended May 31,
                                               -------------------------------------------------------
                                                     1994         1995         1996         1997
                                                     ----         ----         ----         ----
Number of properties, end of period........         2,283        2,311        2,495        2,781
Number of rooms, end of period.............       203,019      200,792      214,613      235,431
Average Royalty Rate.......................           3.1%         3.2%         3.3%         3.4%
Average occupancy percentage...............          62.2%        63.8%        63.8%        62.6%
Average daily room rate (ADR)..............      $  45.63     $  47.13     $  49.49     $  51.92
RevPAR*....................................      $  28.40     $  30.08     $  31.60     $  32.52
Royalty fees ($000s).......................      $ 62,590     $ 71,665     $ 82,239     $ 91,724

____________________
* The Company's RevPAR figure for each fiscal year is an average of the RevPAR calculated for each month in the fiscal year. The Company calculates RevPAR each month based on information actually reported by franchisees on a timely basis to the Company.

          No master franchisee or other franchisee accounted for 10% or more of the total revenues of the Franchising Business or revenues related to franchise operations during the last three fiscal years.

     Brand Positioning

          The Company's hotels are primarily limited-service hotels (offering amenities such as swimming pools and continental breakfast) or limited-to-full service (offering amenities such as food and beverage services, meeting rooms and room service).

          Comfort. Comfort Inns and Comfort Suites hotels offer rooms in the limited-service, middle market category. Comfort Inns and Comfort Suites are targeted to traditional business and leisure travelers. Principal competitor brands include Days Inn, Fairfield Inn, Hampton Inn, Holiday Express and LaQuinta. At May 31, 1997, there were 1,441 Comfort Inn properties and 120 Comfort Suite properties with a total of 113,729 and 9,935 rooms, respectively, open and operating worldwide. An additional 193 Comfort Inn properties and 119 Comfort Suite properties with a total of 17,550 and 9,671 rooms, respectively, were under development.

          Comfort properties are located in the United States and in Australia, the Bahamas, Belgium, Canada, France, Germany, India, Indonesia, Ireland, Italy, Jamaica, Mexico, Norway, Portugal, Puerto Rico, Sweden, Switzerland, Thailand, the United Kingdom and United Arab Emirates. The following chart summarizes the Comfort system in the United States:

                            Comfort Domestic System

                                                         As of and for the Year Ended May 31,
                                               -------------------------------------------------------
                                                     1994         1995         1996         1997
                                                     ----         ----         ----         ----
Number of properties, end of period........           935        1,015        1,129        1,255
Number of rooms, end of period.............        82,479       87,551       94,160      102,722
Royalty fees ($000s).......................       $31,187      $37,635      $44,657     $ 50,758
Average occupancy percentage...............          68.0%        69.5%        68.7%        67.2%
Average daily room rate (ADR)..............       $ 46.46      $ 48.24      $ 51.13     $  54.17
RevPAR.....................................       $ 31.57      $ 33.54      $ 35.11     $  36.39

          Quality. Certain Quality Inns and Quality Suites hotels compete in the limited service, middle market category while others compete in the full service, middle market category. Quality Inns and Quality Suites are targeted to traditional business and leisure travelers. Principal competitor brands include Best Western, Holiday Inn, Howard Johnson, Ramada Inn and Days Inn. At May 31, 1997, there were 583 Quality Inn properties with a total of 67,995 rooms, and 36 Quality Suites properties with a total of 4,999 rooms open worldwide. An additional 105 Quality Inn properties and 34 Quality Suites properties with a total of 11,173 rooms and 3,315 rooms, respectively, were under development.

          Quality properties are located in the United States and in Argentina, Australia, Canada, Chile, Costa Rica, the Czech Republic, Denmark, France, Germany, India, Indonesia, Ireland, Italy, Jamaica, Mexico, New Zealand, Norway, Portugal, Russia, Spain, Thailand, the United Kingdom and the United Arab Emirates.

          The following chart summarizes the Quality system in the United
States:

                            Quality Domestic System

                                                         As of and for the Year Ended May 31,
                                               -------------------------------------------------------
                                                     1994         1995         1996         1997
                                                     ----         ----         ----         ----
Number of properties, end of period........           358           341         362          409
Number of rooms, end of period.............        45,032        43,281      45,967       50,487
Royalty fees ($000s).......................       $14,890       $15,632     $16,606      $17,623
Average occupancy percentage...............          61.6%         63.1%       62.5%        61.3%
Average daily room rate (ADR)..............       $ 50.07       $ 50.94     $ 52.90      $ 54.61
RevPAR.....................................       $ 30.83       $ 32.16     $ 33.08      $ 33.46

          Econo Lodge. Econo Lodge hotels operate in the limited-service, economy category of the lodging industry. Econo Lodges are targeted to the senior travel market and rely to a large extent on strong roadside name recognition. Principal competitor brands include Days Inn, Ho-Jo Inn, Motel 6, Ramada Limited, Red Carpet Inn, Red Roof Inn, Super 8 and Travelodge.

          At May 31, 1997, there were 704 Econo Lodge properties with a total of 45,718 rooms open and operating in the United States and Canada, and an additional 116 properties with a total of 8,330 rooms under development in those two countries. The following chart summarizes the Econo Lodge system in the United States:

                          Econo Lodge Domestic System

                                                         As of and for the Year Ended May 31,
                                               -------------------------------------------------------
                                                     1994         1995         1996         1997
                                                     ----         ----         ----         ----
Number of properties, end of period........           677          633          641          682
Number of rooms, end of period.............        46,570       42,801       42,726       44,636
Royalty fees ($000s).......................       $11,231      $12,021      $12,760      $13,288
Average occupancy percentage...............          56.7%        57.5%        58.0%        56.4%
Average daily room rate (ADR)..............       $ 37.27      $ 38.31      $ 39.97      $ 41.33
RevPAR.....................................       $ 21.14      $ 22.04      $ 23.17      $ 23.30

          Clarion. Clarion Inns, Clarion Hotels, Clarion Resorts and Clarion Suites hotels are full-service properties which operate in the upscale category. Clarion hotels are targeted to traditional business and leisure travelers. Principal competitor brands include Holiday Inn, Holiday Select, Crowne Plaza, Four Points by Sheraton, Radisson, Courtyard by Marriott and Doubletree.

          At May 31, 1997, there were 110 Clarion properties with a total of 17,249 rooms open and operating worldwide and an additional 32 properties with a total of 5,022 rooms under development. The properties are located in the United States, the Bahamas, Canada, France, Guatemala, Indonesia, Ireland, Japan, Mexico, Norway, Russia, Thailand and Uruguay. The following chart summarizes the Clarion system in the United States:

                            Clarion Domestic System

                                                         As of and for the Year Ended May 31,
                                               -------------------------------------------------------
                                                     1994         1995         1996         1997
                                                     ----         ----         ----         ----
Number of properties, end of period........            65           63           75           92
Number of rooms, end of period.............        12,211       10,420       12,817       14,721
Royalty fees ($000s).......................       $ 2,735      $ 2,995      $ 3,602      $ 4,081
Average occupancy percentage...............          62.0%        63.7%        63.3%        63.3%
Average daily room rate (ADR)..............       $ 62.47      $ 63.71      $ 64.36      $ 67.76
RevPAR.....................................       $ 38.75      $ 40.58      $ 40.74      $ 42.86

          Rodeway. The Rodeway brand competes in the limited-service, economy category and is targeted to the senior travel market. Principal competitor brands include Ho-Jo Inn, Ramada Limited, Red Roof Inn, Budgetel, Shoney's Inn, Super 8 and Motel 6. At May 31, 1997, there were 216 Rodeway Inn properties with a total of 13,509 rooms, open and operating in the United States and Canada, and an additional 50 properties with a total of 3,481 rooms under development in those two countries. The following chart summarizes the Rodeway system in the United States:

                          Rodeway Domestic System(1)

                                                         As of and for the Year Ended May 31,
                                               -------------------------------------------------------
                                                     1994         1995         1996         1997
                                                     ----         ----         ----         ----
Number of properties, end of period........           214          208          201          216
Number of rooms, end of period.............        13,806       13,067       12,547       13,509
Royalty fees ($000s).......................       $ 1,941      $ 2,302      $ 2,506      $ 2,631
Average occupancy percentage...............          51.4%        50.5%        52.7%        52.7%
Average daily room rate (ADR)..............       $ 36.89      $ 38.93      $ 40.66      $ 41.15
RevPAR.....................................       $ 19.00      $ 19.64      $ 21.48      $ 21.68

____________________
(1) Includes data pertaining to the Friendship Inn system, which is being combined with the Rodeway Inn system.


          Sleep Inn. Established in 1988, Sleep Inn is a new-construction hotel brand in the limited-service, economy category. Sleep Inns are targeted to the traditional business and leisure traveler. Principal competitor brands include Days Inn, Fairfield Inn, Holiday Express, LaQuinta Inn, Ho-Jo Inn and Ramada Inn.

          At May 31, 1997, there were 133 Sleep Inn properties with a total of 9,806 rooms open and operating worldwide. An additional 150 properties with a total of 11,497 rooms were under development. The properties are located in the United States, Canada and the Cayman Islands. The following chart summarizes the Sleep system in the United States:

                             Sleep Domestic System

                                                     As of and for the Year Ended May 31,
                                                   ----------------------------------------
                                                     1994       1995       1996      1997
                                                     ----       ----       ----      ----
Number of properties, end of period............        34         51        87       131
Number of rooms, end of period.................     2,921      3,672     6,396     9,635
Royalty fees ($000s)...........................    $  605     $1,080    $2,108    $3,343
Average occupancy percentage...................      64.6%      65.3%     65.5%     63.9%
Average daily room rate (ADR)..................    $39.11     $41.89    $45.11    $48.11
RevPAR.........................................    $25.28     $27.37    $29.56    $30.75

          MainStay Suites. MainStay Suites, the Company's newest hotel brand, is a middle market, extended-stay lodging product targeted to travelers who book hotel rooms for five or more consecutive nights. The first MainStay Suites hotel, which the Company owns and manages, opened in Plano, Texas, in November 1996. An additional 21 properties with 2,054 rooms were under development as of May 31, 1997.

          The MainStay Suites brand is designed to fill the gap between existing upscale and economy extended-stay lodging products. Principal competitors for the brand include Candlewood hotels, TownPlace Suites, as well as competition from all-suite hotel properties and traditional extended stay operators in both the upscale market (Residence Inn, Homewood Suites, Hawthorne Suites and Summerfield Suites) and the economy market (Extended Stay America, Studio Plus and Oakwood).

     International Franchise Operations

          The Company's international franchise operations have traditionally been operated as a division separate from its domestic franchise operations. In some cases, international master franchisees are not required to separately report royalty results by brand, making brand results on a worldwide basis unavailable. In the past fiscal year, the Company entered into arrangements to enter four new international markets. At May 31, 1997, Choice had 563 franchise hotels open in 32 countries outside the United States. The following table illustrates the growth of the Company's international franchise system over the four fiscal years ended May 31, 1997. The Company does not track ADR, RevPAR or occupancy rates for international properties.

                    Combined International Franchise System

                                                      As of and for the Year Ended May 31,
                                                      ------------------------------------
                                                         1994      1995     1996     1997
                                                         ----      ----     ----     ----
Number of properties, end of period.................      430       524      557      563
Number of rooms, end of period......................   36,725    44,877   46,843   47,603
Royalty fees ($000s)................................  $ 1,667   $ 1,998  $ 1,586  $ 1,672

          Europe. Choice is the second-largest international franchised hotel chain in Europe, with 270 hotels open in 14 countries at May 31, 1997. In a move to realign and streamline its European operations, in May 1996 the Company, through its subsidiary, Manor Care Hotels (France) S.A., consummated a transaction with Friendly Hotels, PLC ("Friendly") whereby the Company purchased an equity interest for approximately $17 million in Friendly to finance the development of ten new Comfort Inn or Quality Inn hotels in the United Kingdom and Ireland. Additionally, Friendly purchased from the Company a master franchise for the United Kingdom and Ireland. The Company closed its London office as a result of the transaction. The Company's French and German operations were consolidated into the Company's Paris, France office, which directly operates the Company's business in most of Europe. There is also a master franchise arrangement in Scandinavia.

          The Middle East. In August 1995, the Company, through its subsidiary, signed a master franchise for Israel. The Company opened its first franchised property in Dubai, United Arab Emirates, in December 1995. At May 31, 1997, there were two properties open in this region.

          Asia/Pacific. During fiscal year 1997, Company franchisees opened four hotels in Australia, four in New Zealand, three in India, one in Thailand and two in Indonesia, bringing the total number of properties open in the Asia/Pacific region at May 31, 1997 to 61.

          Caribbean. The Company's franchisees had 6 properties open in 4 Caribbean countries at May 31, 1997.

          Central and South America. The Company, through its subsidiary, recently signed master franchise agreements covering Brazil, Uruguay, Paraguay and Argentina. The Company also has master franchisees operating in Guatemala, Costa Rica, Chile and Mexico. In total there were 19 open properties in this region at May 31, 1997.

          Canada. Choice Hotels Canada (a joint venture with Journey's End Corporation of Belleville, Ontario, Canada ("Journey's End")) is Canada's largest lodging organization with 205 properties open at May 31, 1997. The joint venture, owned 50% by the Company and 50% by Journey's End, was formed in 1993 when Journey's End converted substantially all of its controlled hotels to the Company's brands and the Company contributed its operations in Canada to form Choice Hotels Canada.

     Domestic Franchise Sales

          The Company, through its subsidiary, markets franchises principally to: (i) developers of hotels, (ii) owners of independent hotels and motels,
(iii) owners of hotels affiliated with other franchisors' brands, (iv) its own franchisees, who may own, buy or build other hotels which can be converted to the Company's brands, and (iv) contractors who construct any of the foregoing. In fiscal year 1996, existing franchisees accounted for approximately one-half of the Company's new franchise agreements. In considering hotels for conversion to one of the Company's brands, or sites for development of new hotels, the Company seeks properties in locations which are in close proximity to major highways, airports, tourist attractions and business centers that attract travelers.

          At May 31, 1997, the Company employed approximately 40 sales directors, each of whom is responsible for a particular region or geographic area. Sales directors contact potential franchisees directly and receive compensation based on sales generated. Franchise sales efforts emphasize the benefits of affiliating with one of the Company's well-known brand names, the Company's commitment to improving RevPAR, the Company's "celebrity in a suitcase" television advertising campaign (formerly used for the entire Choice family of brands and now used principally for its three largest brands, Comfort, Quality and Econo Lodge), the Company's reservation system, the Company's training and support systems, and the Company's history of growth and profitability. Because it offers brands covering a broad spectrum of the lodging marketplace, the Company is able to offer each prospective franchisee a brand that fits its needs, lessening the chances that the prospective franchisee would need to consider a competing franchise system.

          Because retention of existing franchisees is important to the Company's growth strategy, existing franchisees are offered the right to object to a same-brand property within 15 miles, and are protected from the opening of a same-brand property within a specific distance, generally two to five miles, depending upon the size of the property and the market size. The Company believes that it is the only major franchise company to routinely offer such territorial protection to its franchisees.

          During the fiscal year ended May 31, 1997, the Company received 1,078 franchise applications, approved 874 applications, signed 715 franchise agreements and placed 390 new properties into operation in the United States under the Company's brands. Of those placed into operation, 203 were newly constructed hotels. By comparison, during the fiscal year ended May 31, 1996, the Company received 993 franchise applications, approved 862 applications, signed 665 franchise agreements and had 284 new U.S. properties come on line. Applications may not result in signed franchise agreements either because an applicant is unable to obtain financing or because the Company and the applicant are unable to agree on the financial terms of the franchise agreement.

     Franchise Agreements

          A franchise agreement grants a franchisee the right to non-exclusive use of the Company's franchise system in the operation of a single hotel at a specified location, typically for a period of 20 years, with certain rights to each of the franchisor and franchisee to terminate before the twentieth year. When the responsibility for development is sold to a master franchisee, that party has the responsibility to sell to local franchisees the Company's brands and the master franchisee generally must manage the delivery of necessary services (such as quality assurance, reservations and marketing) to support the franchised hotels in the master franchise area. The master franchisee collects the fees paid by the local franchisee and remits an agreed share to the Company. Master franchise agreements generally have a term of at least 10 years.

          Franchise agreements, other than master franchise agreements, can be terminated by either party prior to the conclusion of their term under certain circumstances, such as at certain anniversaries of the agreement or if a franchisee fails to bring properties into compliance with contractual quality standards within specified periods of time. Early termination options give the Company flexibility in eliminating or re-branding properties which become weak performers for reasons other than contractual failure by the franchisee. Master franchise agreements typically contain provisions permitting the Company to terminate the agreement for failure to meet a specified development schedule.

          Franchise fees vary among the Company's different brands, but generally are competitive with the industry average within their market group. Franchise fees usually have four components: an initial, one-time affiliation fee; a royalty fee; a marketing fee; and a reservation fee. Proceeds from the marketing fee and reservation fee are used exclusively to fund marketing programs and the Company's central reservation system, respectively. Most marketing fees support brand-specific marketing programs, although the Company occasionally contributes a portion of such fees to marketing programs designed to support all of the Company's brands. Royalty fees and affiliation fees are the principal source of profits for the Company.

          Under the terms of the standard franchise agreements, the Company's franchisees are typically required to pay the following initial fees and on-going fees as a percentage of gross room revenues:

                                                   Quoted Fees by Brand

                                              Initial Fee      On-Going Fees as a Percentage of Gross Room Revenues
                                               Per Room/     ---------------------------------------------------------
     Brand                                      Minimum      Royalty Fees       Marketing Fees        Reservation Fees
     -----                                      -------      ------------       --------------        ----------------
     Comfort Inn...........................   $300/$45,000        5.25%               2.1%                  1.75%
     Comfort Suites........................   $300/$50,000         5.0%               2.1%                  1.75%
     Quality Inn...........................   $300/$35,000         4.0%               2.1%                  1.75%
     Quality Suites........................   $300/$50,000         4.0%               2.1%                  1.25%
     Sleep Inn.............................   $300/$40,000         4.5%               2.1%                  1.75%
     Clarion...............................   $300/$40,000        2.75%               1.0%                  1.25%
     Econo Lodge...........................   $250/$25,000         4.0%               3.5%(1)                 --
     MainStay Suites.......................   $300/$30,000         4.5%               2.5%(1)                 --
     Rodeway...............................
       Year 1..............................   $250/$25,000         3.5%              1.25%                  1.25%
       Year 2..............................             --         3.0%              1.25%                  1.25%
       Year 3..............................             --         3.0%              1.00%                  1.00%

---------
(1)  Fee includes both Marketing and Reservations

          The Company has increased its actual royalty rate since fiscal year 1993, primarily by raising the royalty fee for Comfort franchisees to 5.25% of annual gross room revenues ("GRR") from 4.0% of GRR in 1993, and by raising the royalty rate for franchisees in the former Friendship franchise system to 3.0% of GRR from 2.0% of GRR in 1991. For the fiscal year ended May 31, 1997, the Company's average actual royalty rate was 3.4%. The Company believes that its average actual royalty rate will continue to increase as older franchise agreements expire, terminate or are amended.

          At May 31, 1997, the Company had 2,781 franchise agreements in effect in the United States and 563 franchise agreements in effect in other countries. The average age of the franchise agreements was 4 years. One hundred nineteen of the franchise agreements are scheduled to expire during the five year period beginning May 31, 1997; however, franchise agreements generally contain early termination provisions.

     Franchise Operations

          The Company's operations are designed to improve RevPAR for the Company's franchisees, as this is the measure of performance that most directly impacts franchisee profitability. It is the Company's belief that by helping its franchisees to become more profitable it will enhance its ability to retain its existing franchisees and attract new franchisees. The key aspects of the Company's franchise operations are:

          Central Reservation System. On average, approximately 22% of the room nights booked at franchisees' properties are reserved through the toll-free telephone reservation system operated by the Company. The Company's reservation system consists of a computer reservation system known as CHOICE 2001, five reservation centers in North America and several international reservation centers run by the Company or its master franchisees. The CHOICE 2001 system is designed to allow trained operators to match each caller with the Company-branded hotel meeting the caller's needs. It provides an instant data link to the Company's franchised properties as well as to the Amadeus, Galileo, SABRE and Worldspan airline reservation systems thereby facilitating the reservation process for travel agents.

          To more sharply define the market and image for each of its brands, the Company began advertising separate toll-free reservation numbers for all of its brands in fiscal year 1995. The Company allows its reservation agents to cross-sell the Company's hotel brands. If a room in the Choice hotel brand requested by a customer is not available in the location or price range that the customer desires, the agent may offer the customer a room in another Choice brand hotel that meets the customer's needs. The Company believes that cross-selling enables the Company and its franchisees to capture additional business.

          On-line reports generated by the CHOICE 2001 system enable franchisees to analyze their reservation patterns over time. In addition, the Company provides and is currently improving a yield management product for its franchisees to allow them to improve the management of their mix of rates and occupancy based on current and forecasted demand on a property by property basis. The Company also markets to its franchisees a property management product. Such products are designed to manage the financial and operations information of an individual hotel and improve its efficiency.

          Brand Name Marketing and Advertising. The Company's marketing and advertising programs are designed to heighten consumer awareness of the Company's brands. Marketing and advertising efforts are focused primarily in the United States and include national television and radio advertising, print advertising in consumer and trade media and promotional events, including joint marketing promotions with vendors and corporate partners.

          The Company is recognized for its "celebrity in a suitcase" television advertisements. In fiscal year 1996, the Company began using brand-specific marketing and largely discontinued the strategy of advertising its multiple brands under the Choice umbrella, although it continues to use its "suitcase" ads for its three largest brands, Comfort, Quality and Econo Lodge. The marketing fees generated by these brands are used, in part, to fund a national network television advertising campaign. The Company's smaller hotel brands conduct advertising campaigns that also include cable television, radio and print.

          The Company conducts numerous marketing programs targeting specific groups, including senior citizens, motorist club members, families, government and military employees, and meeting planners. Other marketing efforts include telemarketing and telesales campaigns, domestic and international trade show programs, publication of group and tour rate directories, direct-mail programs, discounts to holders of preferred credit cards, centralized commissions for travel agents, fly-drive programs in conjunction with major airlines, and twice yearly publication of a Travel and Vacation Directory.

          Marketing and advertising programs are directed by the Company's marketing department, which utilize the services of independent advertising agencies. The Company also employs sales personnel at its Silver Spring, Maryland, headquarters and in its Phoenix, Arizona, office. These sales personnel use telemarketing to target specific customer groups, such as potential corporate clients in areas where the Company's franchised hotels are located, the motor coach market, and meeting planners. Most of these sales personnel sell reservations and services for all of the Company's brands.

          The Company's regional sales directors work with franchisees to maximize RevPAR. These directors advise franchisees on topics such as how to market their hotels and how to maximize the benefits offered by the Company's reservations system.

          Quality Assurance Programs. Consistent quality standards are critical to the success of a hotel franchise. The Company has established quality standards for all of its franchised brands which cover housekeeping, maintenance, brand identification and level of services offered. The Company inspects properties for compliance with its quality standards when application is made for admission to the franchise system. The compliance of existing franchisees with quality standards is monitored through scheduled and unannounced Quality Assurance Reviews conducted at least once per year at each property. Properties which fail to maintain a minimum score are reinspected on a more frequent basis until deficiencies are cured, or until such properties are terminated.

          To encourage compliance with quality standards, the Company offers various brand-specific incentives to franchisees who maintain consistent quality standards. Franchisees who fail to meet minimum quality standards may be subject to consequences ranging from written warnings to termination of the franchisee's franchise agreement. During fiscal year 1997, the Company terminated forty-nine properties for failure to maintain minimum quality assurance scores.

          Training. The Company maintains a training department which conducts mandatory training programs for all franchisees and their employees. The Company also conducts regularly scheduled regional and national training meetings for both property-level staff and managers. Training programs teach franchisees how to take advantage of the Company's reservation system and marketing programs, and fundamental hotel operations such as housekeeping, maintenance, and inventory yield management.

          Training is conducted by a variety of methods, including group instruction seminars and video programs. The Company is developing an interactive computer-based training system that will train hotel employees at their own pace. Franchisees will be required to purchase hardware to operate the training system, and will use software developed by the Company.

          Research and Development. The Company seeks to enhance RevPAR by providing to franchisees systems and products that will reduce costs and/or improve their operations. Research and development activity resulted in the launch of three new franchise products in fiscal year 1996, Choice Picks food court, MainStay Suites hotels and K-Minus food service.

          In January 1996, the Company introduced its MainStay Suites franchise hotel brand, an extended-stay product targeted to travelers who book hotel rooms for five or more consecutive nights. See "--MainStay Suites."

          Purchasing. The Company's product services department negotiates volume purchases of various products needed by franchisees to run their hotels, including such items as furniture, fixtures, carpets and bathroom amenities. The department also helps to ensure consistency in such products across its exclusively new-construction brands, Sleep Inn and MainStay Suites.

          Design and Construction. The Company maintains a design and construction department to assist franchisees in refurbishing, renovating, or constructing their properties prior to or after joining the system. Department personnel assist franchisees in meeting the Company's brand specifications by providing technical expertise and cost-savings suggestions.

          Financial Assistance Programs. The Company has established programs or helped franchisees obtain financing through (i) a wholly owned subsidiary;
(ii) strategic partnerships with hotel lenders and/or (iii) by referral to hotel lenders for hotel refinancing, acquisition, renovation and development. Some of the specific programs include:

         (a) Second mortgage financing for the development and construction of Quality Inn, Quality Suites, Quality Inn & Suites, MainStays and Sleep Inns.
The terms of the financing will depend on each franchisees' credit worthiness, the amount of the proposed loan and the current economic conditions. Generally not more than 25% of the project will be financed. Total debt cannot exceed 75% of the fair market value.

         (b) The Econo Lodge exterior renovation program loans up to $17,500 per property which is given to qualified franchisees for standardized exterior renovation. Franchisee participation requires, among other things, extension of the franchise agreement. The loan is forgiven at the expiration of the extended franchise agreement, assuming no defaults have occurred thereunder.

         (c) Solomon Brothers in conjunction with Suburban Capital Markets Inc. is offering a $100 million construction to permanent financing program to qualified franchisees. All Choice brands are included in this program. The construction loan will be issued for a term up to three years at a floating rate of 355 basis points over the 30-day LIBOR. The loan amount will not exceed 75% of the cost of the property. The franchisee will be responsible for the cost of all third party reports and fees in the amount of 2.75% of the loan amount. A stabilized debt service coverage ratio of at least 1.4:1 is required for the permanent loans, which are issued for a 10 year term with amortization up to 25 years and a fixed interest rate of 260 basis points over the 10 year U.S. Treasury interest rate on the day of closing. The permanent loan will require a fee of 1% of the loan amount.

     Competition

          Competition among franchise lodging chains is intense, both in attracting potential franchisees to the system and in generating reservations for franchisees. In addition, hotel chains and independent hotels compete intensely for guests and for meeting and banquet business.

          The Company's principal competitor brands at the national and international level in the economy category of the lodging industry are LaQuinta, Ho-Jo Inn, Ramada Inn, Motel 6, Ramada Limited, Red Carpet Inn, Red Roof Inn, Budgetel, Hampton Inn, Fairfield Inn, Holiday Express, Shoney's Inn, Super 8, Days Inn, and Travelodge. The Company's principal competitor brands at the national and international level in the middle market category of the lodging industry are Days Inn, Fairfield Inn, Hampton Inn, Holiday Express, LaQuinta, Holiday Inn, Best Western, Howard Johnson and Ramada Inns. The Company's principal competitor brands at the national and international level in the upscale category are Holiday Inn, Holiday Select, Crowne Plaza, Four Points by Sheraton, Radisson, Courtyard by Marriott and Doubletree.

          The Company believes that hotel operators choose lodging franchisors based primarily on the perceived value and quality of each franchisor's brand and services, and the extent to which affiliation with that franchisor may increase the franchisee's reservations and profits. Hotel operators may also select a franchisor in part based on the franchisor's reputation among other franchisees, and the success of its existing franchisees.

          Choice is the second largest hotel franchisor in the world. The largest, HFS, Inc., has over 4,600 franchised hotels. Holiday Inn Worldwide has 1,240, Promus Hotel Corp. has 597, Marriott International has 394 and Carlson Hospitality Worldwide has 248.*

          The Company's prospects for growth are largely dependent upon the ability of its franchisees to compete in the lodging market, since the Company's franchise system revenues are based on franchisees' gross room revenues (but not directly on franchisees' profitability).

          The ability of a hotel to compete may be affected by a number of factors, including the location and quality of its property, the number and quality of competing properties nearby, its affiliation with a recognized name brand, and general regional and local economic conditions. The effect of economic conditions on the Company's results is substantially reduced by the geographic diversity of the Company's franchised properties, which are located in all 50 states and in 33 countries, as well as its range of products and room rates.

     Service Marks and Other Intellectual Property

          The service marks Quality Inn, Quality Suites, Comfort Inn, Comfort Suites, Clarion Hotel, Sleep Inn, Econo Lodge, Rodeway Inn, MainStay Suites and related logos are material to the Franchising Business. The Company, directly and through its franchisees, actively uses these marks. All of the material marks are registered with the United States Patent and Trademark Office, except for MainStay Suites and K-Minus, which are the subject of pending applications. In addition, the Company has registered certain of its marks with the appropriate governmental agencies in over 100 countries where it is doing business or anticipates doing business in the foreseeable future. The Company seeks to protect its brands and marks throughout the world, although the strength of legal protection available varies from country to country.

     Seasonality

          The Company's principal sources of revenues are franchise fees based on the gross room revenues of its franchise properties and revenues generated by its owned and managed hotels. The Company experiences seasonal revenue patterns similar to those of the lodging industry in general. This seasonality can be expected to cause quarterly fluctuations in the revenues, profit margins and net income of the Company.

     Regulation

          The Company's franchisees are responsible for compliance with all laws and government regulations applicable to the hotels they own or operate. The lodging industry is subject to numerous federal, state and local government regulations, including those relating to the preparation and sale of food and beverage (such as health and liquor license laws), building

-------------------------------


* The figures in this paragraph are with respect to U.S. hotel properties as indicated in the August 1996 issue of Lodging Hospitality.
                                         -------------------
and zoning requirements and laws governing a hotel owner's relationship with employees, including minimum wage requirements, overtime, working conditions and work permit requirements. The failure to obtain or retain liquor licenses or an increase in the minimum wage rate, employee benefit costs or other costs associated with employees could adversely affect the Company's owned hotels. Both at the federal and state level, there are proposals under consideration to increase the minimum wage and introduce a system of mandated health insurance. Under the Americans with Disabilities Act of 1990 (the "ADA"), all public accommodations are required to meet certain federal requirements related to access and use by disabled persons. A determination that the Company is not in compliance with the ADA could result in the imposition of fines or an award of damages to private litigants. These and other initiatives could adversely affect the Company as well as the lodging industry in general.

          The Federal Trade Commission (the "FTC") and certain other jurisdictions (including France, Province of Alberta, Canada, and Mexico and various states) regulate the sale of franchises. The FTC requires franchisors to make extensive disclosure to prospective franchisees but does not require registration. A number of states require registration or disclosure in connection with franchise offers and sales. In addition, several states have "franchise relationship laws" or "business opportunity laws" that limit the ability of the franchisor to terminate franchise agreements or to withhold consent to the renewal or transfer of these agreements. While the Company's franchising operations have not been materially adversely affected by such regulation, the Company cannot predict the effect of future regulation or legislation.

     Impact of Inflation and Other External Factors

          The Company's principal sources of revenues are franchise fees. Franchise fees and revenues from owned and managed hotels can be impacted by two external factors: the supply of hotel rooms within the lodging industry relative to the demand for rooms by travelers, and inflation.

          Although industry-wide supply and demand for hotel rooms recently has been fairly balanced, any excess in supply that might develop in the future could have an unfavorable impact on room revenues at the Company's franchised hotels either by reducing the number of rooms reserved at the Company's properties or by restricting the rates hotel operators can charge for their rooms. In addition, an excess supply of hotel rooms may discourage potential franchisees from opening new hotels, unfavorably impacting the franchise fees received by the Company.

          Although the Company believes that increases in the rate of inflation will generally result in comparable increases in hotel room rates, severe inflation could contribute to a slowing of the national economy, which could result in reduced travel by both business and leisure travelers. That could lead to less demand for hotel rooms, which could result in a temporary reduction in room rates and fewer room reservations, negatively impacting revenues received by the Company. A weak economy could also reduce demand for new hotels, negatively impacting the franchise fees received by the Company.

          Among the other unpredictable external factors which may affect the Company's fee stream are wars, airline strikes, gas shortages and severe weather.

Hotel Business

   Domestic

          The Company is a leading national hotel company with a portfolio of 71 domestic hotels containing 10,330 rooms located in 25 States as of May 31, 1997. Each hotel is branded with one of the Choice franchise brands. The majority of the Company's hotels have been acquired since 1992 at prices below their replacement cost. All of these hotels have benefited from the investment of capital to improve the renovated hotels. Since June 1992, the Company has spent $260.4 million to buy and renovate 54 hotel properties. More recently, the Company shifted its development efforts to the construction of Sleep Inn hotels and MainStay Suite hotels.

          The Company's strategy is to: (i) optimize the operating performance and value of its existing portfolio of hotels through the consistent application of high quality sales, marketing and operating programs; (ii) capitalize on the under-served, high growth, mid-priced, extended-stay all-suite segment with the development of 20 MainStay Suite hotels; (iii) develop other high quality, consumer focused hotels such as Sleep Inns; and (iv) pursue the opportunistic acquisition of existing hotels whereby substantial value can be created.

          The Company's performance is a beneficiary of the operating leverage inherent in the lodging industry and is further supported by the substantial discount to replacement cost of its existing portfolio. The 54 hotels acquired since 1992 have an investment basis of approximately 55.3% of current estimated replacement cost. In addition to the initial renovation of acquired hotels, the Company has spent approximately 5% of revenue for ongoing improvements to the hotels, thereby maintaining the physical assets to optimize competitive advantages in each local market.

          The Company's strategy to build 20 MainStay Suites hotels is intended to provide it with hotels positioned to benefit from the demand/supply imbalance in the mid-priced, extended stay all-suite segment which should produce higher than average return on investment.

          The Company's historical existing hotel acquisition program and the current MainStay Suite hotel development program are illustrative of management's capabilities to timely ascertain market trends, conceive of strategies and to implement those strategies.

     International

          The Company, brought its wholly-owned subsidiary Quality Hotels Group, Inc. and its affiliates over and operate ten hotels in France, three in Germany and one in the United Kingdom.

     Historical Acquisition Strategy

          The primary focus of the Company from 1992 through 1995 was the acquisition of existing hotels at prices below their replacement cost with the intent to increase their value through (i) the investment of capital to improve the hotels and (ii) the installation of professional management and marketing teams to operate the renovated hotels. Since June 1992, the Company has spent $260.4 million to buy and renovate 54 hotels containing 7,809 rooms. In fiscal year 1997, the Company acquired two hotels and is in the process of renovating them, one of which (located in Charlotte, NC) the Company is in the process of converting to a Clarion Hotel from a senior assisted living facility.

          In addition to the acquired hotels, the Company owns and operates 8 hotels developed or acquired prior to 1992, 7 Sleep Inn hotels and 1 MainStay Suites hotel developed by the Company since 1994.

                                                                          The Company Existing Hotel Acquisitions
                                                                      -----------------------------------------------

                                                                                        Fiscal Year
                                                                      -----------------------------------------------
                                                                        1993      1994      1995     1996      1997
                                                                      -----------------------------------------------
Total acquisitions.................................................        7        13        16       16         2
Total number of rooms acquired.....................................    1,276     1,933     2,336    1,940       324
Total cost of acquisitions (in millions) (including initial
 improvements).....................................................  $  30.9   $  55.8   $  83.3  $  71.8   $  17.9

Average cost per room..............................................  $24,216   $28,867   $35,659  $37,010   $55,246


          Operating income for the seven hotels purchased in fiscal year 1993 increased from $8.0 million in fiscal 1996 to $9.4 million in fiscal 1997, a 17% improvement. For the 13 hotels purchased in fiscal year 1994, operating income increased 14.4% to $11.5 million in fiscal year 1997 from $10.0 million in fiscal year 1996. Operating income for the 16 hotels acquired in fiscal year 1995 was $12.8 million in fiscal year 1996, a 91% increase over the $6.7 million achieved in fiscal year 1996. The following chart summarizes occupancy improvements for original portfolio hotels, and fiscal 1993, 1994, 1995, 1996 and 1997 acquisitions. Occupancy rates for the year acquired reflect only the period during which the properties were owned by the Company. Because many of the recently acquired and developed hotels have not yet reached stabilized levels of operating performance, the Company believes that revenues and gross profit at these hotels will continue to grow.


                                              The Company Hotels Occupancy
                                         --------------------------------------

                                                      Fiscal Year
                                         --------------------------------------
                                          1993    1994    1995    1996    1997
                                         --------------------------------------
Original Domestic Portfolio..........    62.27%  64.16%  67.19%  68.02%  71.63%
Fiscal 1993 Acquisitions.............    56.17   63.20   73.68   76.17   75.02
Fiscal 1994 Acquisitions.............       --   66.09   70.71   73.76   73.68
Fiscal 1995 Acquisitions.............       --      --   48.96   58.49   66.27
Fiscal 1996 Acquisitions.............       --      --      --   53.23   61.16
Fiscal 1997 Acquisitions.............       --      --      --      --   54.65


The Hotel Properties

          The Company's hotel properties serve three primary segments of the lodging industry; all-suites, full service and limited service. Each hotel, except for one hotel in Miami Beach which is under physical renovation, is branded with one of the Choice franchise flags.

          All-Suites Hotels. The Company has 6 hotels in the all-suite segment open and 13 hotels under construction or in the development process. The Company's all-suite hotel properties compete in the moderate and upscale price segments. The table below identifies the Company's all-suite hotels by brand and price segment.

                               All-Suite Hotels

                                           Number     Number     Price
                 Brand                    of Hotels  of Rooms   Segment
                 -----                    ---------  --------  ---------
Quality Suites..........................      3         345     upscale
Comfort Suites..........................      2         232    mid-price
MainStay Suites.........................      1          96    mid-price


          As of May 31, 1997, the Company had an additional 10 MainStay Suites hotels under construction with 970 rooms.

          Full-Service Hotels. The Company has 16 hotels in the full service segment. The Company's full service hotels compete in the mid-price and upscale price segments. The table below identifies the Company's full service hotels by brand and price segment.


                                               Full Service Hotels

                                           Number     Number     Price
         Brand                            of Hotels  of Rooms   Segment
         -----                            ---------  --------  ---------
Clarion Hotels & Inns...................     11        2,114     upscale
Quality Hotel & Inns....................      5        1,327    mid-price


          Limited Service Hotels. The Company has 49 hotels in the limited service segment open and six hotels under construction or in the development process. The Company's limited service hotels properties compete in the mid-price and economy price segments. The table below identifies the Company's limited service hotels by brand and price segment.


                            Limited Service Hotels

                                           Number     Number     Price
                 Brand                    of Hotels  of Rooms   Segment
                 -----                    ---------  --------  ---------
Comfort Inns............................         31     4,074  mid-price
Quality Inns............................          8     1,014  mid-price
Sleep Inns..............................          7       757  mid-price
Econo Lodge.............................          1       120   economy
Rodeway Inns............................          1       101   economy
Independent.............................          1       150   economy


          As of May 31, 1997, the Company had an additional 4 Sleep Inns under construction with 453 rooms.


     External Development


          The Company's focus on external development is geared to (i) capitalize on the under-served, high-growth, mid-priced extended stay all-suite segment, and (ii) the development of other high-quality, consumer-focused hotels.

          To effect these strategies, the Company maintains a Real Estate Development and Construction Department staff. This staff effects the identification of target markets, specific site identification, negotiation, due diligence, planning, zoning and other approval requirements, design and construction of new hotels. The Real Estate Development staff have served in the past as the focal point to effect the Company's historical acquisition strategy. This dual capacity to acquire existing hotels or build new hotels allows the Company to be responsive to changing market conditions.

          The following is a list of the new hotels developed by the Company since 1994 or currently under development:


                                                         Calendar
Market                                  Hotel         Year of Opening
------                                  -----         ---------------
Dallas/Plano, TX....................    Sleep               1994
San Antonio, TX.....................    Sleep               1995
Baton Rouge, LA.....................    Sleep               1996
Houston/Airport, TX.................    Sleep               1996
Austin/Round Rock, TX...............    Sleep               1996
Dallas/Plano, TX....................    MainStay            1996
Raleigh, NC.........................    Sleep               1997
Dallas/Arlington, TX................    Sleep               1997
Kansas City/Airport, MO(1)..........    Sleep               1997
Charlotte, NC(1)....................    Sleep               1997
Rockville, MD(1)....................    Sleep               1997
Providence/Airport, RI(1)...........    MainStay            1997
Cincinnati/Blue Ash, OH(1)..........    MainStay            1997
Kansas City/Airport, MO(1)..........    MainStay            1997
Indianapolis, IN(1).................    MainStay            1997
Louisville, KY(1)...................    MainStay            1997
Denver/Tech Center, CO(1)...........    MainStay            1998
Orlando/Lake Mary, FL(1)............    MainStay            1998
Jacksonville, FL(1).................    MainStay            1998
Greenville, SC(1)...................    MainStay            1998
Nashville/Brentwood, TN(1)..........    MainStay            1998
Miami/Airport, FL(2)................    MainStay            1998
Denver/Airport, CO(1)...............    Sleep               1998



                                                         Calendar
Market                                  Hotel         Year of Opening
------                                  -----         ---------------
Miami/Airport, FL(2).................   Sleep               1998
Ft. Lauderdale/Cypress Creek, FL(2)..   Sleep               1998
Pittsburgh/Airport, PA(2)............   MainStay            1998
Fishkill/Poughkeepsie, NY(2).........   MainStay            1998


-------------------
(1) Hotel under construction.
(2) The Company has acquired the land and is in final planning stages prior to start of construction.

          The Company's focus on the development of MainStay Suites is based on the sector-wide demand/supply imbalance as evidenced by numerous industry studies. According to various industry studies, demand for extended stay lodging far exceeds supply. Demand in the mid-price market is very high, yet supply additions have been minimal. The extended stay, all-suite segment, defined as stays of five or more nights, consists of 228 million room nights annually, or 27% of total U.S. industry demand, according to industry sources. Only 1.5% of total room supply is dedicated extended stay rooms. The Company believes that it can utilize its real estate development expertise to locate attractive markets for and build MainStay extended stay hotels. The Company also believes that it can successfully operate these hotels based on its experience operating other limited services hotels.

          MainStay Suites has been created by the Company with a unique product design and service package which enhances property level appeal, productivity and profitability. Two of these unique features of the MainStay product are the use of an automatic check-in kiosk (which allows guests to check in without assistance) and optional daily light touch housekeeping with full housekeeping every five days. These features allow a MainStay Suites hotel to operate with fewer full time equivalent employees than a similar size limited service hotel that has 24-hour front desk coverage and provides full housekeeping daily. The Company believes that MainStay Suites projects will produce a stabilized unleveraged pre-tax property level return on investment of 15% or higher. This return is supported by the experiences at the first MainStay Suites opened by the Company in Plano, Texas and by projections for the MainStay Suites under development which are based on rate and occupancy generated internally by the Company and by external feasibility consultants, internal operating guidelines, land cost and projected construction cost. However, there can be no assurance that the projected return will be achieved or that actual results will not differ materially.

          The Company's initial development of 20 MainStay Suites combined with the Company's efforts to franchise MainStay Suites is intended to result in a brand with national recognition.

          The Company's MainStay Suites hotel properties will average approximately 100 suites and be developed on 2.5 to 3.0 acres of land in suburban office parks or locations proximate to major employers, restaurants and retail amenities. MainStay Suites feature high quality, interior corridor building construction with amenities and features demanded by consumers. All suites feature a bedroom area, living room area with a pull-out couch or recliner, private bathroom and fully furnished kitchen. The kitchen area includes a full-size refrigerator, dishwasher, microwave, stove, coffee maker, toaster and all cooking and serving utensils. Each suite features an over-sized counter serving as an eating or working center, along with two ergonomic chairs. Suite alternatives include a studio suite or one-bedroom suite. Each suite includes two direct dial phone lines, voice mail and other automated phone services.

          The Company has developed a state-of-the-art automated check-in/out property management system which enables guests with reservations to obtain their key from the kiosk unassisted. This feature allows transaction time to be shortened and provides operating efficiencies while enhancing guest satisfaction.

          Based on experience from the first MainStay Suites opened by the Company in Plano, Texas, guest satisfaction is very high. Financial results to-date have met or exceeded the Company's expectations.

     Operations

          Each of the Company's owned and managed hotels operates under one of the Choice brand names. The following table illustrates the growth of the Company over the four fiscal years ended May 31, 1997.


                                                                   Fiscal Year
                                          ------------------------------------------------------------
                                            1993         1994         1995         1996         1997
                                          ------------------------------------------------------------
Number of properties, end of period           19           32           48           65           71
Number of rooms, end of period             3,686        5,605        7,941        9,713       10,330
Average occupancy percentage               61.36%       64.18%       67.10%       66.61%       68.70%
Average daily room rate (ADR)           $  49.53     $  49.15     $  51.28     $  55.97     $  59.62
RevPAR                                  $  30.39     $  31.54     $  34.40     $  37.28     $  40.96


          Operating Systems and Procedures. The Company's hotels take advantage of the same systems and services available to franchisees with respect to a particular brand. The hotels participate in the central reservation system, marketing and advertising efforts and volume purchasing discounts and are subject to the same quality assurance program. In addition, the Company has instituted the following systems in each of the hotels it operates.

     . Yield Management. An automated yield management program has been installed at hotels which allows the local management to take advantage of the supply and demand conditions in their marketplace. The system is automated to the point that it performs calculations and suggests pricing strategies to the local hotel management. The program continues to update information based on the availability of room supply and reservation volume within each hotel.

     . Training. The Company has developed a training system for all guest services representatives that teaches the basic sales techniques. A computerized guest comment system was developed to solicit the comments of guests and the experiences they had at the hotel while providing management with immediate guest feedback.

     . Accounting Systems. Each of the Company-operated hotels has a computerized front desk and accounting system. This system allows key financial indicators (such as daily occupancy and revenue) to be immediately gathered from each hotel and electronically transmitted to the key operating officers and managers of the Company. This instant access to information allows management to quickly spot trends and make corrections and changes where necessary. The system is completely computerized and allows for cost savings in the accounting and bookkeeping departments of each hotel. In addition, control over operational and capital expenditures is provided by a dedicated group of financial controllers in the corporate office. This group works with the hotel operations group to maintain expense standards as well as established operating procedures.

     . Time and Attendance System. Each hotel maintains an automated time and attendance system that is tied into a central payroll system at the corporate headquarters. This computerized method of tracking time allows management to make quick decisions on controlling labor costs and provides immediate information on projected costs.

     . Food and Beverage. The food and beverage efforts are headed by a vice president of food and beverage. The department is responsible for the daily food and beverage activities of the various hotels, as well as the development of new food concepts. This group was responsible for the development, testing and implementation of the Choice Picks food court concept. Recently, the Company opened a new food and beverage concept called "Classic Sports Food, Drink and Memories" in its Richardson, Texas hotel. A sports theme restaurant, this concept has been developed jointly with the Classic Sports Network, a national cable television service. This agreement allows for the use of certain trademarks at the Company's locations. Additional "Classic Sports Food, Drink and Memories" are planned for three other the Company hotels.

     . Annual Business Planning Process. Each hotel prepares a zero-based annual business plan which incorporates historical performance and market conditions. The plan which is reviewed and approved by senior management, provides detailed strategies in the key operating areas of marketing, guest services and food and beverage. The plan also includes a comprehensive capital expenditures process which serves to maintain the physical plant in optimal condition based on market conditions and operating strategies. The annual plan serves as a fundamental measurement of management's performance.

Item 2.    Properties

           The following chart lists by market segment the Company's hotels at May 31, 1997:


                                                                                                         Year
                                                                                                      Constructed/
                                                                                 No. of                Last Major
                 Hotel                               Market                      Rooms                 Renovation
                 -----                               ------                      -----                 ----------
All Suite
---------
     Upscale
     -------
     Quality Suites Deerfield                Fort Lauderdale, Florida             107                   1991/1995
     Quality Suites                          Raleigh, North Carolina              114                   1988/1994
     Quality Suites Shady Grove              Rockville, Maryland                  124                   1978/1996

     Mid-Price
     ---------
     Comfort Suites Haverhill                Boston, Massachusetts                131                   1989/1997
     Comfort Suites Deerfield                Fort Lauderdale, Florida             101                   1991/1995
     MainStay Suites Plano                   Dallas, Texas                         96                      1996
     MainStay Suites Warwick(1)              Providence, Rhode Island              94                      1997
     MainStay Suites Blue Ash(1)             Cincinnati, Ohio                     100                      1997
     MainStay Suites Airport(1)              Kansas City, Missouri                 88                      1998
     MainStay Suites Northwest(1)            Indianapolis, Indiana                 88                      1997
     MainStay Suites(1)                      Louisville, Kentucky                 100                      1998
     MainStay Suites Tech Center(1)          Denver, Colorado                     100                      1998
     MainStay Suites Lake Mary(1)            Orlando, Florida                     100                      1998
     MainStay Suites South Pointe(1)         Jacksonville, Florida                100                      1998
     MainStay Suites (1)                     Greenville, South Carolina           100                      1998
     MainStay Suites Brentwood (1)           Nashville, Tennessee                 100                      1998


Full Service
-----------------
     Upscale
     -------
     Clarion Hotel Baltimore                 Baltimore, Maryland                  103                   1927/1996
     Clarion Hotel Worthington               Columbus, Ohio                       232                   1975/1996
     Clarion Hotel Richardson                Dallas, Texas                        296                   1982/1995
     Clarion on the Lake                     Hot Springs, Arkansas                151                   1965/1997
     Clarion Hotel Miami Airport             Miami, Florida                       103                   1970/1996
     Clari on Hotel Hollywood Beach          Miami-Ft. Lauderdale, Florida        309                   1972/1996
     Clarion Hotel                           Mobile, Alabama                      250                   1979/1994
     Clarion Hotel Virginia Beach            Norfolk-Virginia Beach, Virginia     149                   1985/1995
     Clarion Hotel Roanoke                   Roanoke, Virginia                    148                   1981/1997
     Clarion Hotel Springfield               Springfield, Missouri                199                   1974/1997
     Clarion Hotel (2)                       Charlotte, North Carolina            174                   1974/1997


     Mid-Price
     ---------
     Quality Inn South Point                 Jacksonville, Florida                184                   1988/1994
     Quality Hotel Airport                   Los Angeles, California              278                   1971/1994
     Quality Hotel Maingate Anaheim (4)      Los Angeles, California              284                   1970/1995
     Quality Inn & Suites Hampton            Norfolk-Virginia Beach, Virginia     190                   1972/1995
     Quality Hotel Arlington                 Washington, DC                       391                   1962/1997


Limited Service
-----------------
     Mid-Price
     ---------
     Comfort Inn Albuquerque                 Albuquerque, New Mexico              114                   1985/1996
     Quality Inn Anderson                    Anderson, South Carolina             121                   1988/1995
     Comfort Inn Norcross                    Atlanta, Georgia                     110                   1987/1996
     Comfort Inn N.W. Pikesville(5)          Baltimore, Maryland                  186                   1964/1994
     Comfort Inn University                  Baton Rouge, Louisiana               150                   1972/1994
     Comfort Inn Danvers                     Boston, Massachusetts                136                   1972/1997
     Comfort Inn Brooklyn                    Brooklyn, New York                    67                   1926/1997
     Comfort Inn Canton                      Canton, Ohio                         124                   1989/1994



                                                                                                         Year
                                                                                                      Constructed/
                                                                                 No. of                Last Major
                 Hotel                               Market                      Rooms                 Renovation
                 -----                               ------                      -----                 ----------
    Comfort Inn Airport                     Charleston, South Carolina            122                   1986/1994
    Comfort Inn Charlotte                   Charlotte, North Carolina             150                   1985/1996
    Quality Inn & Suites - Crown Point      Charlotte, North Carolina             100                   1988/1996
    Comfort Inn                             Cincinnati, Ohio                      117                   1984/1996
    Comfort Inn Middleburg Heights          Cleveland, Ohio                       136                        1989
    Comfort Inn College Station             College Station, Texas                114                   1984/1995
    Comfort Inn Columbia                    Columbia, South Carolina               98                   1987/1996
    Comfort Inn DFW Airport                 Dallas-Fort Worth, Texas              152                   1986/1995
    Quality Inn Plymouth                    Detroit, Michigan                     123                   1989/1996
    Comfort Inn Deerfield Beach             Fort Lauderdale, Florida               69                   1975/1997
    Comfort Inn Hershey                     Hershey, Pennsylvania                 125                   1990/1997
    Comfort Inn Hilton Head                 Hilton Head, South Carolina           150                   1988/1996
    Quality Inn & Suites Indianapolis       Indianapolis, Indiana                 116                   1982/1996
    Quality Inn Lincoln                     Lincoln, Nebraska                     108                   1969/1996
    Quality Inn & Suites Lumberton          Lumberton, North Carolina             120                   1974/1996
    Comfort Inn Collierville                Memphis, Tennessee                     94                   1984/1996
    Comfort Inn & Suites, Miami Springs     Miami, Florida                        165                   1970/1996
    Comfort Inn Miami Springs               Miami, Florida                        110                   1986/1996
    Miami Beach Hotel(3)                    Miami, Florida                        150                   1952/1997
    Comfort Inn - Lee Road                  Orlando, Florida                      145                   1985/1994
    Comfort Inn - Turf Paradise             Phoenix, Arizona                      155                   1981/1995
    Comfort Inn - North                     Phoenix, Arizona                      153                   1986/1997
    Comfort Inn Portland                    Portland, Maine                       126                   1984/1996
    Quality Inn Richmond                    Richmond, Virginia                    194                   1985/1997
    Quality Inn Midvalley                   Salt Lake City, Utah                  132                   1972/1995
    Comfort Inn by the Bay                  San Francisco, California             135                   1971/1996
    Comfort Inn Westport                    St. Louis, Missouri                   170                   1971/1995
    Comfort Inn Sturgis                     Sturgis, Michigan                      83                   1965/1997
    Comfort Inn Traverse City               Traverse City, Michigan                96                   1989/1996
    Comfort Inn Tyson's                     Washington, D.C.                      250                   1982/1995
    Comfort Inn West Palm Beach             West Palm Beach, Florida              158                   1974/1995
    Comfort Inn Wichita                     Wichita, Kansas                       114                   1985/1997
    Sleep Inn Round Rock                    Austin, Texas                         107                        1996
    Sleep Inn Six Flags                     Dallas-Fort Worth, Texas              124                        1997
    Sleep Inn Baton Rouge                   Baton Rouge, Louisiana                101                        1996
    Sleep Inn Plano                         Dallas, Texas                         104                        1994
    Sleep Inn Intercontinental              Houston, Texas                        107                        1996
    Econo Lodge Tolleson                    Phoenix, Arizona                      120                   1988/1997
    Rodeway Inn Tempe                       Phoenix, Arizona                      101                        1989
    Sleep Inn Raleigh                       Raleigh, North Carolina               107                        1996
    Sleep Inn San Antonio                   San Antonio, Texas                    107                        1995
    Sleep Inn University (1)                Charlotte, North Carolina             120                        1997
    Sleep Inn Airport (1)                   Denver, Colorado                      119                        1997
    Sleep Inn Airport (1)                   Kansas City, Missouri                 107                        1998
    Sleep Inn Rockville(1)                  Washington, D.C.                      107                        1997

    ___________________
(1) Hotel under construction
(2) Hotel closed for renovation
(3) Hotel under renovation
(4) Leased property
(5) Hotel on leased land

          The following chart shows operating statistics for all of Sunburst's owned and managed hotels presented by market segment for the five fiscal years ended May 30, 1997.


                                   FY 1993                     FY 1994                     FY 1995
                          --------------------------  --------------------------  --------------------------
                           ADR    Occupancy   RevPAR   ADR    Occupancy   RevPAR   ADR    Occupancy   RevPAR
                          ----    ---------   ------  ----    ---------   ------  ----    ---------   ------
All Suite Hotels........  $              --%  $   --  $60.62      71.58%  $43.39  $58.74      61.34%  $36.03
Full Service Hotels.....   54.06      61.42    33.20   54.37      60.74    33.02   54.04      65.43    35.36
Limited Service Hotels..   44.59      61.30    27.34   45.09      66.71    30.08   48.39      69.15    33.46
All Hotels..............   49.53      61.36    30.39   49.15      64.16    31.54   51.28      67.10    34.40



                                                               FY 1996                     FY 1997
                                                       ------------------------------------------------------
                                                       ADR    Occupancy   RevPAR   ADR    Occupancy   RevPAR
                                                       ---    ---------   ------   ---    ---------   ------
All Suite Hotels...................................   $64.70      69.00%  $44.65  $69.48     72.73%   $50.53
Full Service Hotels................................    58.85      65.41    38.49   63.25     67.05     42.41
Limited Service Hotels.............................    53.36      67.11    35.81   56.38     69.25     39.04
All Hotels.........................................    55.97      66.61    37.28   59.60     68.70     40.94


          The principal executive offices of the Company are located at 10750 Columbia Pike, Silver Spring, Maryland 20901. These offices are leased from Manor Care. The Company owns its reservation system offices in Phoenix, AZ and Minot, ND. The Company leases two additional reservation system offices in Grand Junction, CO, pursuant to leases that expire in 1999 and 2000, and occupies additional space in Toronto, Canada, on a month-to-month basis. In addition, the Company leases 12 sales offices across the United States. The Company's European headquarters, which the Company leases pursuant to a lease that expires on December 31, 1997, is located in Paris, France. The Company also leases one international sales offices in France pursuant to a lease that terminates in June 1998. Management believes that its executive, reservation systems and sales offices are sufficient to meet its present needs and does not anticipate any difficulty in securing additional or alternative space, as needed, on terms acceptable to the Company.

Item 3.   Legal Proceedings

          The Company is not a party to any litigation, other than routine litigation incidental to the Franchising Business or the Hotel Business. None of such litigation, either individually or in the aggregate, is expected to be material to the business, financial condition or results of operations of the Company.

Item 4.   Submission of Matters to a Vote of Security Holders

          No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended May 31, 1997.

                                    PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters.

         The shares of the Company's Common Stock are listed and traded on the New York Stock Exchange. The following table sets forth information on the high and low prices of the Company's Common Stock since November 1996.

                                   Market Price Per Share
          Fiscal Year 1997         ----------------------
          Quarters Ended:          High               Low
          ---------------          ----               ---
       November 4 through
       November 30, 1996.......     16               13 3/4
       February 28, 1997.......    17 5/8              15
       May 31, 1997............    15 7/8            12 3/4

         As of August 5, 1997, there were 4,317 record holders of the Company's Common Stock.

         No dividends have been declared during the past two years with respect to such Common Stock.

Item 6.  Selected Financial Data.

         The required information is included on page 19 of the Form 10/A-4 dated October 10, 1996 and pages 28-31 of the Annual Report and is incorporated herein by reference.

Item 7. Management's Discussion and Analysis of Financial Conditions and Results of Operations.

         The required information is included on pages 22-26 of the 1997 Annual Report and is incorporated herein by reference.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

         The required information is included on pages 18-22 of the Proxy Statement dated August 15, 1997 and is incorporated herein by reference.

Item 8.  Financial Statements and Supplementary Data.

         The required information is included on pages 28-31 of the 1997 Annual Report and is incorporated herein by reference. See Item 14 for the Index to Financial Statements and Schedules.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

          Not applicable.

                                   PART III

Item 10.  Directors and Executive Officers of the Registrant

          The required information is included on pages 51-60 and 78-80 of the Proxy Statement dated August 15, 1997 and is incorporated herein by reference.

Item 11.  Executive Compensation.

          The required information is included on pages 53-55 of the Proxy Statement dated August 15, 1997 and is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management.

          The required information is included on page 60 of the Proxy Statement dated August 15, 1997 and is incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions.

          The required information is included on pages 60-62 of the Proxy Statement dated August 15, 1997 and is incorporated herein by reference.

                                    PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K.

          1.  Financial Statements

          The following information is included on the corresponding pages of the 1997 Annual Report:

          Consolidated Statements of Income...................... p. 28

          Consolidated Balance Sheets............................ p. 29

          Consolidated Statements of Shareholders' Equity........ p. 31

          Consolidated Statements of Cash Flows.................. p. 30

          Report of Independent Public Accountants............... p. 27

          Notes to Consolidated Financial Statements..........pp. 32-39

           2.        Financial Statement Schedules

           The following reports are filed herewith on the pages indicated:

           Report of Independent Public Accountants on Schedule...........p. 36

           Consent of Independent Public Accountants......................p. 37

           All other schedules are not applicable.

           3.        Exhibits



Exhibit
Number                                             Description
------                                             -----------

    3.01     Form of Restated Certificate of Incorporation of the Registrant*
    3.02     Form of By-laws of the Registrant*
    4.01     Form of Common Stock certificate*
   10.01     Form of Distribution Agreement, dated October 31, 1996, between Manor Care, Inc. and the Registrant*
   10.02     Form of Corporate Services Agreement between Manor Care, Inc. and the Registrant*
   10.03     Form of Employee Benefits and Other Employment Matters Allocation Agreement between Manor Care, Inc. and the
             Registrant*
   10.04     Form of Office Lease between Manor Care, Inc. and the Registrant*
   10.05     Form of Office Lease between Manor Care, Inc. and the Registrant*
   10.06     Form of Loan Agreement between MNR Finance Corp. and the Registrant*
   10.07     Employment Agreement, dated September 1, 1995, between Manor Care, Inc. and Donald J. Landry*
   10.08     Form of Assignment Agreement among Manor Care, Inc., the Registrant and Donald J. Landry*
   10.09     Form of Employment Agreement between the Registrant and Stewart Bainum, Jr.*
   10.10     Employment Agreement, dated September 30, 1996, among the Registrant, Choice Hotels International, Inc. and
             William R. Floyd*
   10.11     Form of Employment Agreement between the Registrant and James A. MacCutcheon*
   10.12     Employment Agreement, dated February, 1997, between the Registrant and Thomas Mirgon**
   10.13     Form of Choice Hotels International, Inc. Supplemental Executive Retirement Plan*
   10.14     Form of Choice Hotels International, Inc. Non-Employee Director Stock Option and Deferred Compensation Stock
             Purchase Plan*
   10.15     Form of Choice Hotels International, Inc. 1996 Non-Employee Director Stock Compensation Plan*
   10.16     Form of Choice Hotels International, Inc. 1996 Long-Term Incentive Plan*
   10.17     Form of Revolving Credit Facility Agreement between the Registrant and Chase Manhattan Bank*
   10.18     Form of Pikesville Sublease between Manor Care, Inc. and the Registrant*
   10.19     Promissory Note dated April 22, 1997 by First Choice Properties Corp. in favor of QI Capital Corp. in the principal amount of $117,500,000
   10.20     Loan Agreement dated as of April 22, 1997 by and between First Choice Properties Corp. and QI Capital Corp.
   13.01     1997 Annual Report to Shareholders (information incorporated by reference)
   21.01     Subsidiaries of the Registrant
   27.01     Financial Data Schedule


Exhibit
Number                                             Description
------                                             -----------

   99.01     Schedule II -- Valuation and Qualifying Accounts
   99.02     Proxy Statement dated August 15, 1997 (information incorporated by reference)

---------------------

* Incorporated by reference to the Company's Registration Statement on Form 10, File No. 001-11915.
** Incorporated by reference to the Company's Form 10-Q for the quarter ended February 28, 1997.

                                   SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                         CHOICE HOTELS INTERNATIONAL, INC.



                                         By: /s/ Michael J. DeSantis
                                             ------------------------------
                                             Michael J. DeSantis
                                             Senior Vice President, General
                                             Counsel and Secretary

Dated:     August 15, 1997

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


        Signature                                       Title                                         Date
        ---------                                       -----                                         ----
  /s/ Stewart Bainum, Jr.                        Chairman, Director                             August 15, 1997
----------------------------
   Stewart Bainum, Jr.

  /s/ William R. Floyd                      Vice Chairman, Director and                         August 15, 1997
----------------------------                  Chief Executive Officer
    William R. Floyd

  /s/ Barbara Bainum                                  Director                                  August 15, 1997
----------------------------
    Barbara Bainum

  /s/ Stewart Bainum                                  Director                                  August 15, 1997
----------------------------
    Stewart Bainum

  /s/ Paul A. Gould                                   Director                                  August 15, 1997
----------------------------
      Paul A. Gould

  /s/ Robert C. Hazard                                Director                                  August 15, 1997
----------------------------
    Robert C. Hazard

  /s/ Frederic V. Malek                               Director                                  August 15, 1997
----------------------------
    Frederic V. Malek

  /s/ Gerald W. Petitt                                Director                                  August 15, 1997
----------------------------
    Gerald W. Petitt

  /s/ Jerry E. Robertson                              Director                                  August 15, 1997
----------------------------
   Jerry E. Robertson

  /s/ Joseph M. Squeri                             Vice President,                              August 15, 1997
----------------------------                   Finance and Controller
   Joseph M. Squeri

             REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS ON SCHEDULE

To the Stockholders of Choice Hotels International, Inc.:

We have audited in accordance with generally accepted auditing standards, the consolidated financial statements included in Choice Hotels International, Inc.'s annual report to shareholders incorporated by reference in this Form 10-K, and have issued our opinion thereon dated June 24, 1997. Our audit was made for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. The schedule listed in the index above is presented for the purpose of complying with the Securities and Exchange Commission's rules and is not part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic consolidated financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.

                                        Arthur Andersen LLP

Washington, D.C.
June 24, 1997

                   CONSENT OF INDEPENDENT PUBLIC ACCOUNTANTS

As independent public accountants, we hereby consent to the incorporation of our reports included in this Form 10-K, into the Company's previously filed Registration Statements File No. 333-14203, No. 333-17577 and No. 333-17575.

                                       Arthur Andersen LLP

Washington, D.C.
August 12, 1997