Form 10-Q
period 1997-08-31
CHOICE HOTELS INTERNATIONAL INC
filed 1997-10-15
CIK 1018146

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


FOR THE QUARTER ENDED AUGUST 31, 1997                COMMISSION FILE NO. 1-11915


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
                                                       Yes  X      No
                                                          -----      -----


                                                       SHARES OUTSTANDING
      CLASS                                            AT AUGUST 31, 1997
-----------------------                              ------------------------
 Common Stock, $0.01
 par value per share                                       59,672,784
                                                           ----------
================================================================================

                       CHOICE HOTELS INTERNATIONAL, INC.

                                     INDEX
                                     -----

                                                                        PAGE NO.
                                                                        --------
PART I.  FINANCIAL INFORMATION:

   Consolidated Balance Sheets -
     August 31, 1997 (Unaudited) and May 31, 1997                          3

   Consolidated Statements of Income -
     Three months ended August 31, 1997 and August 31, 1996
     (Unaudited)                                                           5

   Consolidated Statements of Cash Flows -
     Three months ended August 31, 1997 and August 31, 1996 (Unaudited)    6

   Notes to Consolidated Financial Statements (Unaudited)                  7

   Management's Discussion and Analysis of Results of
     Operations and Financial Condition                                   10

PART II.  OTHER INFORMATION AND SIGNATURE                                 14

                        PART I.  FINANCIAL INFORMATION

                       CHOICE HOTELS INTERNATIONAL, INC.

                          CONSOLIDATED BALANCE SHEETS
                                (IN THOUSANDS)


                                         AUGUST 31,
                                            1997       MAY 31,
                   ASSETS                (UNAUDITED)    1997
                                         -----------  -----------

CURRENT ASSETS

  Cash and cash equivalents                $  8,199    $  7,033

  Receivables (net of allowance
    for doubtful accounts of
    $637 and $341, respectively)             10,083       8,659

  Inventories                                   581         600

  Prepaid expenses                              588         335

  Current deferred income tax benefit             -       1,219

  Other                                       5,926       4,634

  Net investment in discontinued
  operations                                 56,892      59,372
                                           --------    --------
     Total current assets                    82,269      81,852

PROPERTY AND EQUIPMENT, AT COST, NET OF
 ACCUMULATED DEPRECIATION                   351,528     338,419


OTHER ASSETS                                  5,272       5,978
                                           --------    --------
     Total assets                          $439,069    $426,249
                                           ========    ========


The accompanying notes are an integral part of these Consolidated Balance
Sheets.

                       CHOICE HOTELS INTERNATIONAL, INC.

                          CONSOLIDATED BALANCE SHEETS
                                (IN THOUSANDS)



                                              AUGUST 31,    MAY 31,
                                                 1997        1997
LIABILITIES & STOCKHOLDERS' EQUITY            (UNAUDITED)
                                              -----------  ---------
CURRENT LIABILITIES

     Current portion long-term debt             $ 27,797   $ 27,919
     Accounts payable                             25,237     24,631
     Accrued expenses                             12,773     15,968
     Income taxes payable                          7,935         --
                                                --------   --------

         Total current liabilities                73,742     68,518

                                                --------   --------

MORTGAGES AND OTHER LONG-TERM DEBT               198,733    195,540

NOTES PAYABLE TO MANOR CARE, INC.                 37,022     37,022

DEFERRED INCOME TAXES AND OTHER                      750        682
     LIABILITIES
                                                --------   --------

         Total liabilities                       310,247    301,762

                                                --------   --------
STOCKHOLDERS' EQUITY

     Common stock                                    640        639
     Additional paid-in-capital                  167,580    167,163
     Retained earnings                            33,190     17,075
     Cumulative translation adjustment            (8,662)    (7,018)
     Treasury stock, at cost                     (63,926)   (53,372)
                                                --------   --------

     Total stockholders' equity                  128,822    124,487
                                                --------   --------

         Total liabilities & stockholders'
           equity                               $439,069   $426,249
                                                ========   ========



The accompanying notes are an integral part of these Consolidated Balance
Sheets.

                       CHOICE HOTELS INTERNATIONAL, INC.

                       CONSOLIDATED STATEMENTS OF INCOME

              (UNAUDITED, IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                     THREE MONTHS ENDED
                                                   ----------------------
                                                   AUGUST 31,  AUGUST 31,
                                                      1997        1996
                                                        (UNAUDITED)
                                                   ----------  ----------
REVENUES

  Rooms                                               $48,039     $43,424
  Food and Beverage                                     3,634       3,197
  Other                                                 2,425       3,032
                                                      -------     -------
       Total revenues                                  54,098      49,653
                                                      -------     -------
OPERATING EXPENSES

  Departmental Expenses
    Rooms                                              15,327      14,971
    Food and Beverage                                   2,970       2,678
    Other                                                 742         852
  Undistributed Operating Expenses
    Administrative and General                          4,108       4,589
    Marketing                                           3,679       3,673
    Utility Costs                                       2,541       2,278
    Property Operation and Maintenance                  2,522       2,334
    Property Taxes, Rent and Insurance                  1,795       1,451
    Depreciation and Amortization                       5,387       4,388
    Corporate                                           3,283       1,585
                                                      -------     -------
       Total operating expenses                        42,354      38,799
                                                      -------     -------

OPERATING INCOME                                       11,744      10,854
                                                      -------     -------

INTEREST EXPENSE                                        4,500       3,380
                                                      -------     -------

INCOME FROM CONTINUING OPERATIONS
  BEFORE INCOME TAXES                                   7,244       7,474
    Income Taxes                                        2,982       3,077
                                                      -------     -------
INCOME FROM CONTINUING OPERATIONS                       4,262       4,397

DISCONTINUED OPERATIONS:  Income from
operations of discontinued franchising
business (less applicable income taxes
of $8,295 and $7,562, respectively)                    11,853      10,838
                                                      -------     -------

NET INCOME                                            $16,115     $15,235
                                                      =======     =======

Pro forma weighted average common shares
  outstanding                                          60,157      63,000
                                                      =======     =======
Earnings per share from continuing operations           $0.07       $0.07
                                                      =======     =======
Earnings per share from discontinued operations         $0.20       $0.17
                                                      =======     =======

The accompanying notes are an integral part of these Consolidated Statements of Income.

                       CHOICE HOTELS INTERNATIONAL, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (UNAUDITED, IN THOUSANDS)



                                                          THREE MONTHS ENDED
                                                        ----------------------
                                                        AUGUST 31,  AUGUST 31,
                                                           1997        1996
                                                             (UNAUDITED)
                                                        ----------  ----------
CASH FLOWS FROM OPERATING ACTIVITIES


Net income from continuing operations                     $  4,262    $  4,397
Net income from discontinued operations                     11,853      10,838
 Reconciliation of net income to net cash provided by
 operating activities:
  Depreciation and amortization                              5,387       4,388
  Provision for bad debts                                      116          93
  Decrease in deferred taxes                                 1,219           -

Changes in assets and liabilities:
  Change in receivables                                     (1,540)     (2,625)
  Change in inventories and other current assets            (1,526)        279
  Change in current liabilities                             (2,589)      1,271
  Change in income taxes payable                             7,935         450
  Change in other liabilities                               (1,575)     (1,896)
  Change in net investment in discontinued operations        2,480      (3,426)
                                                          --------    --------
   NET CASH PROVIDED BY OPERATING ACTIVITIES                26,022      13,769
                                                          --------    --------

CASH FLOW FROM INVESTING ACTIVITIES

Investment in property and equipment                       (18,496)    (14,959)
Other items, net                                               706        (172)
                                                          --------    --------
   NET CASH UTILIZED BY INVESTING ACTIVITIES               (17,790)    (15,131)
                                                          --------    --------

CASH FLOW FROM FINANCING ACTIVITIES

Proceeds from mortgages and other long-term debt            13,500         850
Principal payments of debt                                 (10,429)       (590)
Issuance of common stock                                       417           -
Purchases of treasury stock                                (10,554)          -
Cash transfers from Manor Care, Inc., net                        -       2,388
                                                          --------    --------
   NET CASH (UTILIZED BY) PROVIDED BY
    FINANCING ACTIVITIES                                    (7,066)      2,648
                                                          --------    --------

Net change in cash and cash equivalents                      1,166       1,286
Cash and cash equivalents, beginning of period               7,033       1,436
                                                          --------    --------
CASH AND CASH EQUIVALENTS, END OF PERIOD                  $  8,199    $  2,722
                                                          ========    ========

    The accompanying notes are an integral part of these Consolidated Statements of Cash Flows.

                       CHOICE HOTELS INTERNATIONAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

1. The accompanying consolidated financial statements of Choice Hotels International, Inc. and subsidiaries (the "Company") have been prepared by the Company without audit. Certain information and footnote disclosures normally included in financial statements presented in accordance with generally accepted accounting principles have been condensed or omitted. The Company believes the disclosures made are adequate to make the information presented not misleading. The consolidated financial statements should be read in conjunction with the consolidated financial statements for the fiscal year ended May 31, 1997 and notes thereto included in the Company's Form 10-K, dated August 15, 1997 and the Notice of Annual Meeting and Proxy Statement dated August 15, 1997. Certain reclassifications have been made to the prior year amounts to conform to current period presentation.

In the opinion of the Company, the accompanying unaudited consolidated financial statements reflect all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position of Choice Hotels International, Inc. and subsidiaries as of August 31, 1997 and May 31, 1997, and the results of operations for the three months ended August 31, 1997 and August 31, 1996, respectively, and cash flows for the three months ended August 31, 1997 and August 31, 1996, respectively. Interim results are not necessarily indicative of fiscal year performance because of the impact of seasonal and short-term variations.

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

On November 1, 1996, concurrent with the Distribution, the Company changed its name from Choice Hotels Holdings, Inc. to Choice Hotels International, Inc. and the Company's franchising subsidiary, formerly named Choice Hotels International, Inc., changed its name to Choice Hotels Franchising, Inc. ("Franchising").

3. On April 29, 1997, the Company's Board of Directors announced its intention to separate the Company's franchising business from its owned hotel business.
On September 16, 1997 the Board of Directors and shareholders of the Company approved the separation of the business via a spin-off of the franchising business, along with the Company's European hotel and franchising operations, to its shareholders. The Board set October 15, 1997 as the date of distribution and on that date, Company shareholders will receive one share in Franchising (to be renamed "Choice Hotels International, Inc.") for every share of Company stock held on October 7, 1997 (the date of record). Concurrent with the October 15, 1997 distribution date, the Company (to be renamed "Sunburst Hospitality Corporation") will effect a one-for-three reverse stock split of its common stock.

In connection with the spin-off, the Company has presented the franchising business as a discontinued operation in the condensed consolidated financial statements. Although the Company's European hotel operations are being distributed to shareholders along with the franchising business, generally accepted accounting principles do not permit presenting this operation as discontinued. The total European hotel operations earnings before interest, depreciation, and amortization for the periods ending August 31, 1997 and August 31, 1996 are $114,000 and $551,000, respectively.

4. Earnings per share for the period ended August 31, 1996 is calculated on a pro forma basis using the weighted average number of outstanding common shares for Manor Care as the Company was a subsidiary of Manor Care at that time.

5. As of August 31, 1997, the Company had franchise agreements with hotels with 292,629 rooms operating in 34 countries principally under the following brand names: Comfort, Clarion, Sleep, Quality, MainStay, Rodeway and Econo Lodge.
The Company owns and manages, under its seven principal brand names, 85 hotels with rooms in 25 states, as well as in Germany, France and England.

6. Income statement activity for the discontinued franchise business is as follows (in thousands):

                                         August 31, 1997  August 31, 1996
                                         ---------------  ---------------

Royalty fees                                     $30,686          $27,288
Marketing and reservation fees                    31,275           29,115
Product sales                                      5,843            8,093
Initial fees                                       2,097            3,357
Other revenue                                      1,851            2,378
                                                 -------          -------
  Total revenues                                  71,752           70,231

Marketing and reservation costs                   30,252           28,792
Selling, general and administrative               10,494           10,561
Product cost of sales                              5,463            7,439
Depreciation and amortization                      3,079            2,552
                                                 -------          -------
  Total operating costs                           49,288           49,344

Income before interest and taxes                  22,464           20,887

Interest expense, net                              2,316            2,487
                                                 -------          -------
Pretax income                                     20,148           18,400
Income taxes                                       8,295            7,562
                                                 -------          -------
Net income of discontinued operations             11,853           10,838
                                                 =======          =======

7.  Net investment in discontinued operations is composed of the following:

                                         August 31, 1997     May 31, 1997
                                         ---------------     ------------

Cash                                            $  3,540         $  3,791
Accounts receivable and other                     36,193           28,333
Property, plant and equipment                     32,541           31,825
Goodwill, net                                     69,464           69,939
Franchise rights, net                             49,779           50,504
Investment in Friendly, PLC                       16,475           17,161
Other assets                                       6,598            5,906
                                                --------         --------
 Total assets                                    214,590          207,458
                                                ========         ========

Accounts payable and other                        32,342           32,142
Long term debt                                   120,363          111,522
Other liabilities                                  4,993            4,422
                                                --------         --------
 Total liabilities                               157,698          148,086

Net investment and advances
 from Parent                                      56,892           59,372
                                                --------         --------
Total liabilities and equity                    $214,590         $207,458
                                                ========         ========

  MANAGEMENT'S DISCUSSION AND ANALYSIS OF OPERATIONS AND FINANCIAL CONDITION
  --------------------------------------------------------------------------

The Company recorded net income for the three-month period ended August 31, 1997 of $16.1 million, an increase of 5.9% over August 31, 1996 results of $15.2 million. The August 31, 1996 results are prepared as if the Company was a separate subsidiary of Manor Care. Consequently, the August 31, 1996 results do not reflect certain costs, specifically charges from the former parent, Manor Care, and costs necessary to administer a public company, in the income statement. These costs approximate $1.5 million pretax for the period ended August 31, 1997. Exclusive of these costs, net income increased 12.4% over the prior period. The increase in net income for the period is primarily attributable to an increase in hotel revenue due to improved performance growth in the number of rooms operated, continued maturation of owned hotels and an increase in franchise revenue due to improved RevPAR of the franchised properties and continued system growth.

Hotel Operations
----------------

The Company's continuing business, the hotel operations, consists primarily of guest room revenue, meeting room revenue and food-and-beverage revenue from owned and operated hotels. The Company's hotel operations revenues were $54.1 million for the three months ended August 31, 1997, up 8.9% from $49.7 million for the three months ended August 31, 1996. The increases in revenue were primarily the result of additional room capacity achieved through hotel acquisitions and the construction of new hotels. Total number of rooms increased 10.1% from 9,383 in the first quarter of 1997 to 10,330 in the first quarter of 1998. Overall average daily room rates increased 6.0% for the three months ended August 31, 1996 as compared to the three months ended August 31, 1997. For the same period, domestic RevPAR increased to $47.74 from $45.48, an improvement of 5.0%. An increase in food-and-beverage sales of $437,000 for the three months ended August 31, 1997 also contributed to revenue growth.

The Company's hotel operations expenses (which exclude depreciation and amortization and corporate expenses) increased 2.6% for the three months ended August 31, 1996 as compared to the three months ended August 31, 1997. Hotel operating margins improved to 37.7% in the first quarter of fiscal 1998 compared to 33.9% in the first quarter of 1997. The improvement relates to the growth in the hotel operations and the improved RevPAR of the properties.

The increase in corporate expense reflects approximately $1.0 million of separate company charges directly incurred by the Company since its separation from Manor Care.

Discontinued Operations (Franchising)
-------------------------------------

In operating the franchise business, the Company collects marketing and reservation fees and assessments from its franchisees. The Company is contractually obligated to disburse these fees for marketing and reservation activities to be provided on behalf of its franchisees. The Company also provides certain services to its franchisees, specifically a group purchasing program, where the Company utilizes bulk purchasing power to obtain favorable pricing from third-party vendors for franchisees. This program is provided to the franchisees as a service and is not designed to be a major component of the Company's profitability. Management therefore analyzes its franchise business based on revenues net of marketing and reservation fees and product sales ("net franchise revenues").

Net franchise revenues include base royalty fees, initial fees earned on contracts signed and other revenues including strategic vendor fees. Net franchise revenues are dependent upon additional franchise properties in the system as well as the underlying performance of the hotels for continued growth. The key industry standard for measuring operating performance is revenue per available room, or RevPAR, which is calculated by multiplying the percentage of occupied rooms by the average daily room rate realized.

The Company's net franchise revenues were $34.7 million for the three months ended August 31, 1997 and $33.0 million for the three months ended August 31, 1996.

Total net franchise revenues are computed as follows:


(In millions)
                                        August 31, 1997   August 31, 1996
                                        ----------------  ----------------
Total Franchise revenues                         $ 71.8            $ 70.2
Less: Marketing and reservation fees              (31.3)            (29.1)
      Product sales                                (5.8)             (8.1)
                                                 ------            ------
Total net franchise revenues                     $ 34.7            $ 33.0
                                                 ======            ======

Royalties increased $3.4 million to $30.7 million in 1997 from 27.3 million in 1996, an increase of 12.5%. The increase in royalties is attributable to a net increase of 313 franchisees during the period representing an additional 25,061 rooms added to the system, an improvement in domestic RevPAR of 2.1% and an increase in the effective royalty rate of the domestic hotel system to 3.46% from 3.42%. Initial fee revenue generated from domestic franchise contracts signed decreased to $2.1 million from $3.4 million in 1996. Total franchise agreements signed in the first quarter of fiscal year 1998 were 135, as compared to 181 for the first quarter of fiscal year 1997. The decline in initial fees is partly a result of the Company's sales force reorganization effected during the first quarter of fiscal year 1998 and the resulting temporary displacement of the sales force. The reorganization of the regional marketing management sales and support force was completed in September of 1997.

The cost to operate the franchising business is reflected in selling, general and administrative costs. Total selling, general and administrative expenses of the franchise business remained stable between years. As a percentage of total net franchising revenues, total franchising selling, general and administrative expenses declined to 30.3% for the first quarter of fiscal year 1998 as compared to 32.1% for fiscal year 1997. Fiscal year 1998 costs also include approximately $500,000 of expenses resulting from the Distribution from Manor Care. Excluding these costs, as a percentage of net franchising revenues, selling, general and administrative expenses declined to 28.8% in first quarter of fiscal year 1998 from 32.1% in the first quarter of fiscal year 1997. The improvement in the franchising margins primarily relates to the economies of scale generated from operating a larger franchisee base.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------


Net cash provided by operating activities was $26.0 million for the first quarter of fiscal year 1998, an increase of $12.2 million from $13.8 million in fiscal year 1997. At August 31, 1997, the Company had $384 million of long-term debt outstanding.

Total investment in property plant and equipment was $18.5 million for the first quarter of 1998. These expenditures primarily relate to the continued development of the Sleep Inn and MainStay hotels to be operated by Sunburst Hospitality.

During the period ended August 31, 1997, the Company repurchased 588,931 shares of its outstanding common stock at a total cost of $10.6 million. Total shares repurchased are 4,273,031 at a total cost of $63.9 million as of August 31, 1997.

In connection with the distribution, management has executed agreements with its lenders that will provide adequate financing for both businesses post-distribution. The total debt outstanding of $384 million will be allocated to the two businesses. The Note Payable of approximately $115.7 million which is payable to Manor Care will be satisfied and discharged and all outstanding bank obligations, excluding capital leases and the $116 million collateralized mortgage backed securities, will be refinanced. In addition, Franchising will settle certain trade payables and payroll obligations incurred by Choice prior to the Distribution date subject to the net equity of Franchising being no less than $40 million. To provide a perspective on the financing of each business post distribution, an analysis of each company's debt structure follows.

Sunburst Hospitality
--------------------

At the time of Distribution, Sunburst will have approximately $250 million of long-term indebtedness consisting of the following (i) approximately $116 million of collateralized mortgage backed securities; (ii) a Subordinated Term Note payable to Choice Hotels International of $115 million; (iii) approximately $17 million of senior bank borrowings drawn on a revolving credit facility to be effective on the Distribution date; and, (iv) $2 million of lease obligations.

The Subordinated Term Note will have maturity of five years and will accrue interest at a rate equal to 500 basis points above the interest rate on a five year U.S. Treasury Note. The interest rate will be determined at the close of business on October 15, 1997. The Subordinated Term Note and accrued interest are payable at the end of five years. The Subordinated Term Note does not have any prepayment penalties.

Sunburst has secured commitments from its lenders for a three year, $80 million revolving credit facility (the "Credit Facility"). The Credit Facility includes customary financial and other covenants that will require the maintenance of certain ratios including maximum leverage, minimum net worth and interest coverage and will restrict Sunburst's ability to make certain investments, repurchase stock, incur debt, and dispose of assets. At the Company's option, the interest rate may be based on LIBOR, a certificate of deposit rate or an alternate base rate (as defined), plus a facility fee percentage. The rate is determined based on the Company's consolidated leverage ratio at the time of borrowing. Interest on the initial borrowings is expected to be approximately 225 basis points over the three-month LIBOR rate. The Credit Facility is expected to close on the date hereof.

Sunburst believes that cash flows from operations and the new financing obtained is adequate in the short-term to meet its immediate capital expenditure, operating and debt service requirements. Sunburst's management is currently considering options, including additional debt or equity financing to address its capital development and debt service needs for calendar year 1999 and going forward.

Choice Hotels International (formerly "Choice Hotels Franchising, Inc.")
------------------------------------------------------------------------

At the time of distribution, Franchising will have approximately $140 million of existing indebtedness plus $115 million of additional borrowings to be used to fund the $115 million Subordinated Term Note to Sunburst. The total indebtedness of $255 million will consist of approximately i) $240 million of senior bank borrowings and (ii) $15 million of capital lease obligations.

Franchising has secured a five year $300 million revolving credit facility (the "Facility"). The Facility includes customary financial and other covenants that will require the maintenance of certain ratios including maximum leverage, minimum net worth and interest coverage and restrict Franchising's ability to make certain investments, repurchase stock, incur debt, and dispose of assets. At the Company's option, the interest rate may be based on LIBOR, a certificate of deposit rate or an alternate base rate(as defined), plus a facility fee percentage. The rate is determined based on the Company's consolidated leverage ratio at time of borrowing. Interest on the initial borrowings is expected to be approximately 57.5 basis points over the three-month LIBOR rate. Franchising's Facility is expected to close on the date hereof.

Franchising believes that cash flows from operations and available financing capacity is adequate to meet the expected operating and debt service requirements for the business for the immediate future.

FORWARD-LOOKING STATEMENTS
--------------------------

The statements contained in this document that are not historical facts are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.

A number of important factors could cause the Company's actual results for future periods to differ materially from those expressed in any forward-looking statements made by, or on behalf of the Company.

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

Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to revise or update these forward-looking statements.

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



ITEM 6.         EXHIBITS AND REPORTS ON FORM 8-K
                --------------------------------

(a)  Exhibits

     Exhibit 27.01 - Financial Data Schedule - August 31, 1997


(b) The following reports were filed pertaining to the quarter ended August 31,1997.

     Form 8-K dated June 26, 1997 - Discussion of Management's Strategic Plan.

     Form 8-K dated August 8, 1997 - Reclassification of quarterly results for fiscal year 1997.

     Form 8-K dated October 1, 1997 - Announcement of both the Company and Franchising's change in its fiscal year end. Also, an announcement of the Board's acceptance of the spinoff.

                                   SIGNATURE

Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                               CHOICE HOTELS INTERNATIONAL, INC.

Date: October 15, 1997                      /s/ James A. MacCutcheon
      ----------------                         -----------------------------
                                         By:   James A. MacCutcheon
                                               Executive Vice President,
                                               Chief Financial Officer and
                                               Treasurer