Form 10-Q/A
period 1997-08-31
CHOICE HOTELS INTERNATIONAL INC
filed 1997-10-17
CIK 1018146

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549


                                  FORM 10-Q/A

                                AMENDMENT NO. 1

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

                                               CHOICE HOTELS INTERNATIONAL, INC.

Date: October 16, 1997                         /s/ Michael J. DeSantis
      ----------------                         -----------------------------
                                         By:   Michael J. DeSantis
                                               Senior Vice President,
                                               General Counsel and Secretary