Form 10-Q
period 1997-11-30
SUNBURST HOSPITALITY CORP
filed 1998-01-14
CIK 1018146

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


FOR THE QUARTER ENDED NOVEMBER 30, 1997              COMMISSION FILE NO. 1-11915


                       SUNBURST HOSPITALITY CORPORATION
                              10770 COLUMBIA PIKE
                           SILVER SPRING, MD. 20901
                                (301) 979-5000

             Delaware                                   53-1985619
     ------------------------                   -------------------------
     (STATE OF INCORPORATION)                       (I.R.S. EMPLOYER
                                                 IDENTIFICATION NUMBER)

                       Choice Hotels International, Inc.
                  -------------------------------------------
                  (Former name, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.
                                                      Yes  X      No
                                                         -----      -----


                                                        SHARES OUTSTANDING
        CLASS                                          AT NOVEMBER 30, 1997
 --------------------                                  --------------------
 Common Stock, $0.01
 par value per share                                       19,940,933
                                                           ----------
================================================================================

                       SUNBURST HOSPITALITY CORPORATION

                                     INDEX
                                     -----

                                                                        PAGE NO.
                                                                        --------
PART I.  FINANCIAL INFORMATION:

  Consolidated Balance Sheets -
       November 30, 1997 (Unaudited) and May 31, 1997                      3

  Consolidated Statements of Income -
       Three months and six months ended November 30, 1997 and
       November 30, 1996 (Unaudited)                                       4

  Consolidated Statements of Cash Flows -
       Six months ended November 30, 1997
       and November 30, 1996 (Unaudited)                                   5

  Notes to Consolidated Financial Statements (Unaudited)                   6

  Management's Discussion and Analysis of Results of

     Operations and Financial Condition                                    9

PART II.  OTHER INFORMATION AND SIGNATURE                                 13

                       SUNBURST HOSPITALITY CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                                (IN THOUSANDS)

                                                                        November 30,            May 31,
                                                                            1997                 1997
                                                                        (Unaudited)
                                                                        ------------         ------------
                                ASSETS

CURRENT ASSETS
   Cash and cash equivalents                                            $     13,136         $      7,033
   Receivables (net of allowance for doubtful
     accounts of $666 and $585, respectively)                                  8,294                7,659
   Current income tax receivable                                               1,782                1,232
   Other                                                                       6,496                5,569
   Net investment in discontinued operations                                       -               48,876
                                                                        ------------         ------------

       Total current assets                                                   29,708               70,369
                                                                        ------------         ------------
PROPERTY AND EQUIPMENT, AT COST, NET
  OF ACCUMULATED DEPRECIATION                                                361,135              338,419

DEFERRED INCOME TAXES ($0 AND $10,663)
  AND OTHER ASSETS                                                             6,199               17,641
                                                                        ------------         ------------

       Total assets                                                     $    397,042         $    426,429
                                                                        ============         ============
                     LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Current portion of long term debt                                     $      2,957         $     27,919
  Accounts payable                                                            44,569               25,605
  Accrued expenses                                                            11,707               15,968
                                                                        ------------         ------------

       Total current liabilities                                              59,233               69,492
                                                                        ------------         ------------

MORTGAGES AND OTHER LONG TERM DEBT                                           127,074              195,428

NOTES PAYABLE TO CHOICE HOTELS
  INTERNATIONAL, INC.                                                        114,673                   -

NOTES PAYABLE TO MANOR CARE, INC.                                                 -               37,022

DEFERRED INCOME TAXES ($236 AND $0,
  RESPECTIVELY) AND OTHER
  LONG TERM LIABILITIES                                                        1,246                   -
                                                                        ------------         ------------

       Total liabilities                                                     302,226              301,942
                                                                        ------------         ------------

STOCKHOLDERS' EQUITY
  Common stock                                                                   214                  639
  Additional paid-in-capital                                                 168,540              167,163
  Retained earnings                                                          (10,122)              17,075
  Cumulative translation adjustment                                               -                (7,018)
  Treasury stock, at cost                                                    (63,816)             (53,372)
                                                                        ------------         ------------

  Total stockholders' equity                                                  94,816              124,487
                                                                        ------------         ------------
Total liabilities and stockholders'
  equity                                                                $    397,042         $    426,429
                                                                        ============         ============

The accompanying notes are an integral part of these Consolidated Balance
Sheets.

                       SUNBURST HOSPITALITY CORPORATION
                       CONSOLIDATED STATEMENTS OF INCOME
                   (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                               Three months ended        Six months ended
                                                               --------------------     --------------------
                                                                    November 30,            November 30,
                                                               --------------------     --------------------
                                                                  1997      1996           1997       1996
                                                                    (Unaudited)              (Unaudited)
                                                               --------    --------     --------    --------
REVENUES

   Rooms                                                       $ 42,327    $ 40,036     $ 90,366    $ 83,460
   Food and beverage                                              3,993       3,243        7,627       6,440
   Other                                                          1,849       1,671        4,274       4,703
                                                               --------    --------     --------    --------

      Total revenues                                             48,169      44,950      102,267      94,603
                                                               --------    --------     --------    --------
OPERATING EXPENSES

   Departmental Expenses
      Rooms                                                      14,240      14,491       29,567      29,462
      Food and beverage                                           3,131       2,692        6,101       5,370
      Other                                                         732         639        1,474       1,491
   Undistributed Operating Expenses
      Administrative and general                                  3,891       4,532        7,999       9,121
      Marketing                                                   3,983       3,627        7,662       7,300
      Utility costs                                               2,361       2,078        4,902       4,356
      Property operation and maintenance                          2,499       2,242        5,021       4,576
      Property taxes, rent and insurance                          2,147       1,646        3,942       3,097
      Depreciation and amortization                               5,968       5,145       11,355       9,533
      Corporate                                                   3,707       3,036        6,990       4,621
                                                               --------    --------     --------    --------

         Total operating expenses                                42,659      40,128       85,013      78,927
                                                               --------    --------     --------    --------

   OPERATING INCOME                                               5,510       4,822       17,254      15,676
                                                               --------    --------     --------    --------

   INTEREST EXPENSE                                               3,653       3,485        8,153       6,865
                                                               --------    --------     --------    --------
   INCOME FROM CONTINUING OPERATIONS
      BEFORE INCOME TAXES                                         1,857       1,337        9,101       8,811
      Income taxes                                                  761         548        3,743       3,625
                                                               --------    --------     --------    --------

   INCOME FROM CONTINUING OPERATIONS                              1,096         789        5,358       5,186

   DISCONTINUED OPERATIONS:  Income from
      operations of discontinued franchising business
      (less applicable income taxes of $22,931)                   4,407       9,826       16,260      20,826
                                                               --------    --------     --------    --------

   NET INCOME                                                     5,503      10,615       21,618      26,012
                                                               --------    --------     --------    --------

   Pro forma weighted average common shares outstanding          19,919      21,016       19,985      21,007
                                                               ========    ========     ========    ========

   Earnings per share from continuing operations               $   0.06    $   0.04     $   0.27    $   0.25
   Earnings per share from discontinued operations                 0.22        0.47         0.81        0.99
                                                               --------    --------     --------    --------
   Earnings per share                                          $   0.28    $   0.51     $   1.08    $   1.24
                                                               ========    ========     ========    ========


The accompanying notes are an intergral part of these Consolidated Statements of Income.

                       SUNBURST HOSPITALITY CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (IN THOUSANDS)

                                                                        Six Months Ended
                                                                ---------------------------------
                                                                November 30,         November 30,
                                                                   1997                  1996
                                                                            (Unaudited)
                                                                ------------         ------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income from continuing operations                           $      5,358         $      5,186

Net income from discontinued operations                               16,260               20,826

Reconciliation of net income to net cash
  provided by operating activities:
  Depreciation and amortization                                       11,355                9,533
  Amortization of debt (premium) discount                               (327)                  15
  Provision for bad debts, net                                           223                  206
  Change in deferred taxes                                               447                  516
Change in assets and liabilities:
  Change in receivables                                               (2,008)                (571)
  Change in inventories and other current assets                      (1,593)                (686)
  Change in current liabilities                                       17,369                4,623
  Change in current taxes payable/receivable                            (563)               2,081
  Change in net investment in discontinued operations
    through date of distribution                                      17,193               (3,120)
                                                                ------------         ------------
    NET CASH PROVIDED BY OPERATING ACTIVITIES                         63,714               38,609
                                                                ------------         ------------
CASH FLOWS FROM INVESTING ACTIVITIES
  Investment in property and equipment                               (44,459)             (35,652)
  Distribution of European Hotel Operations                             (375)                  -
  Other items, net                                                      (413)                 894
                                                                ------------         ------------
    NET CASH UTILIZED BY INVESTING ACTIVITIES                        (45,247)             (34,758)
                                                                ------------         ------------
CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from mortgages and other long term debt                   127,000                   -
  Principal payments of debt                                         (91,788)              (2,754)
  Principal payments on notes payable to Manor Care, Inc.            (37,022)                  -
  Proceeds from issuance of common stock                                  -                   136
  Purchases of treasury stock                                        (10,554)                  -
  Proceeds from Choice Hotels International, Inc.                         -                    -
  Advances to Manor Care, Inc., net                                                        (1,999)
                                                                ------------         ------------
    NET CASH PROVIDED BY FINANCING ACTIVITIES                        (12,364)              (4,617)
                                                                ------------         ------------

NET CHANGE IN CASH AND CASH EQUIVALENTS                                6,103                 (766)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                       7,033                1,436
                                                                ------------         ------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                      $     13,136         $        670
                                                                ============         ============



The accompanying notes are an integral part of these Consolidated Statements of Cash Flows.
                                                                             5

                       SUNBURST HOSPITALITY CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               NOVEMBER 30, 1997
                                  (UNAUDITED)

1. The accompanying consolidated financial statements of Sunburst Hospitality Corporation and subsidiaries (the "Company") have been prepared by the Company without audit. Certain information and footnote disclosures normally included in financial statements presented in accordance with generally accepted accounting principles have been condensed or omitted. The Company believes the disclosures made are adequate to make the information presented not misleading. The consolidated financial statements should be read in conjunction with the Choice Hotels International, Inc. ("Choice") consolidated financial statements for the fiscal year ended May 31, 1997 and notes thereto included in Choice's Form 10-K, dated August 15, 1997 and the Notice of Annual Meeting and Proxy Statement dated August 15, 1997. Certain reclassifications have been made to the prior year amounts to conform to current period presentation.

In the opinion of the Company, the accompanying unaudited consolidated financial statements reflect all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position of Sunburst Hospitality Corporation and subsidiaries as of November 30, 1997 and May 31, 1997, and the results of operations for the three months and six months ended November 30, 1997 and November 30, 1996, respectively, and cash flows for the six months ended November 30, 1997 and Novtember 30, 1996, respectively. Interim results are not necessarily indicative of full year performance because of the impact of seasonal and short-term variations.

2. On March 7, 1996, Manor Care, Inc. ("Manor Care") announced its intention to proceed with the separation of its lodging business from its health care business via a spin-off of its lodging business (the "Manor Care Distribution"). On September 30, 1996 the Board of Directors of Manor Care declared a special dividend to its shareholders of one share of common stock of Choice for each share of Manor Care Stock, and the Board set the Record Date and the Distribution Date. The Stock Distribution was made on November 1, 1996 to holders of record of Manor Care's Common Stock on October 10, 1996.

The Manor Care Distribution separated the lodging and health care businesses of Manor Care into two public corporations. The operations of the Company consist principally of the hotel franchise operations and the owned and managed hotel operations formerly conducted by Manor Care, Inc. directly or through its subsidiaries (the "Lodging Business").

On November 1, 1996, concurrent with the Manor Care Distribution, the Company changed its name from Choice Hotels Holdings, Inc. to Choice Hotels International, Inc. and the Company's franchising subsidiary, formerly named Choice Hotels International, Inc., changed its name to Choice Hotels Franchising, Inc. ("Franchising").

3. On April 29, 1997, the Company's Board of Directors announced its intention to separate the Company's franchising business from its owned hotel business. On September 16, 1997 the Board of Directors and shareholders of the Company approved the separation of the business via a spin-off of the franchising business, along with the Company's European hotel and franchising operations (the "Distribution"), to its shareholders. The Board set
October 15, 1997 as the date of distribution and on that date, Company shareholders received one share in Franchising (renamed "Choice Hotels International, Inc.") for every share of Company stock held on October 7, 1997 (the date of record). Concurrent with the October 15, 1997 distribution date, the Company changed its name to Sunburst Hospitality Corporation and effected a one-for-three reverse stock split of its common stock.

In connection with the Distribution, the Company has presented the franchising business as a discontinued operation in the condensed consolidated financial statements. Although the Company's European Hotel Operations were distributed to shareholders along with the franchising business, generally accepted accounting principles do not permit presenting this operation as discontinued. The following schedules illustrate the impact of the European Hotel Operations on the operating results and financial condition of the Company.

Three months ending                                  Domestic Hotel            European Hotel              Continuing
November 30, 1997                                    Operations                Operations                  Operations
---------------------------------------------------------------------------------------------------------------------
Revenues                                                   $ 45,512                    $ 2,657               $ 48,169
EBITDA                                                       10,969                        509                 11,478
Pretax income                                                 1,705                        152                  1,857
Net income                                                    1,006                         90                  1,096

Six months ending                                    Domestic Hotel            European Hotel              Continuing
November 30, 1997                                    Operations                Operations                  Operations
---------------------------------------------------------------------------------------------------------------------
Revenues                                                   $ 95,288                    $ 6,979               $102,267
EBITDA                                                       27,609                      1,000                 28,609
Pretax income                                                 8,458                        643                  9,101
Net income                                                    4,979                        379                  5,358

Three months ending                                  Domestic Hotel            European Hotel              Continuing
November 30, 1996                                    Operations                Operations                  Operations
---------------------------------------------------------------------------------------------------------------------
Revenues                                                   $ 39,799                    $ 5,151               $ 44,950
EBITDA                                                        9,424                        543                  9,967
Pretax income                                                 1,145                        192                  1,337
Net income                                                      676                        113                    789

Six months ending                                    Domestic Hotel            European Hotel              Continuing
November 30, 1996                                    Operations                Operations                  Operations
---------------------------------------------------------------------------------------------------------------------
Revenues                                                   $ 84,916                    $ 9,687               $ 94,603
EBITDA                                                       24,379                        830                 25,209
Pretax income                                                 8,332                        479                  8,811
Net income                                                    4,904                        282                  5,186

Financial condition as of May 31, 1997

                                                        Domestic                    European
                                                         Hotels                      Hotels              Consolidated
Assets

Current assets                                             $ 68,166                    $ 2,203               $ 70,369
Property and Equipment, net                                 326,867                     11,552                338,419
Other long-term assets                                        6,023                     11,618                 17,641
                                          ---------------------------------------------------------------------------

          Total assets                                     $401,056                    $25,373               $426,429
                                          ===========================================================================
Liabilities

Current liabilities                                        $ 38,907                    $ 2,666               $ 41,573
Long-term debt                                              246,840                     13,529                260,369
                                          ---------------------------------------------------------------------------
          Total liabilities                                 285,747                     16,195                301,942
Stockholder's Equity                                        115,309                      9,178                124,487
                                          ---------------------------------------------------------------------------
          Total liablities and
           stockholders' equity                            $401,056                    $25,373               $426,429
                                          ===========================================================================

4. Earnings per common share is computed by dividing net income by the pro forma weighted average number of common shares outstanding. The pro forma weighted average number of common shares outstanding is after giving effect to the one-for-three reverse stock split and is based on Manor

Care's weighted average number of outstanding common shares for the period June 1, 1996 through November 1, 1996 and the Company's own shares outstanding subsequent to November 1, 1996.

5. As of November 30, 1997, the Company owned and managed 76 hotels with 10,881 rooms in 26 states under the following brand names: Comfort, Clarion, Sleep, Quality, Mainstay, Rodeway and Econolodge.

6. Income from discontinued operations for the period ending November 30, 1997 includes the results of operations of the lodging segment through October 15, 1997, net of costs associated with the distribution of $1.7 million (net of income taxes).

7. In conjunction with the Distribution, the Company entered into two new debt facilities on October 15, 1997: (i) a $115.0 million pay-in-kind note payable to Franchising (the "Franchising Note"); and, (ii) a $80.0 million revolving credit facility (the "October credit facility"). The proceeds from the new debt facilities were used to repay the Company's remaining portion of a loan from Manor Care, Inc. and an existing revolving credit facility, and for advances previously made by Franchising to the Company. The unused portion of the October credit facility will be used by the Company for working capital, including capital expenditures and acquisitions.

The October 1997 credit facility includes customary financial and other covenants that will require the maintenance of certain ratios including maximum leverage, minimum net worth and interest coverage, and will restrict the Company's ability to make certain investments, repurchase stock, incur debt, and dispose of assets. At the Company's option, the interest rate may be based on LIBOR, a certificate of deposit rate or an alternate base rate (as defined), plus a facility fee. The rate is determined based on the Company's consolidated leverage ratio at the time of borrowing. The maturity date of the October credit facility is October 15, 2000.

The Franchising Note has a maturity of five years, is pay-in-kind and accrues interest at an effective interest rate through maturity of 8.8%. The Franchising Note contains restrictive covenants similar to those in the October 1997 credit facility.

8.  Relationship with Choice Hotels International, Inc.

For purposes of providing an orderly transition after the Distribution, the Company and Franchising entered into various agreements, including, among others, a Distribution Agreement, a Tax Sharing Agreement, a Corporate Services Agreement and an Employee Benefits Allocation Agreement. Effective as of October 15, 1997, these agreements provide, among other things, that the Company
(i) will receive and/or provide certain corporate and support services, such as accounting, tax and computer systems support, (ii) will adjust outstanding options to purchase shares of Company Common Stock held by Company employees, Franchising employees, and employees of Manor Care, (iii) is responsible for filing and paying the related taxes on consolidated federal tax returns and consolidated or combined state tax returns for itself and any of its affiliates (including Franchising) for the periods of time that the affiliates were members of the consolidated group, (iv) will be reimbursed by Franchising for the portion of income taxes paid that relate to Franchising and its subsidiaries, and (v) guarantees that Franchising will, at the date of the Distribution have a specified minimum level of net worth. As of November 30, 1997, approximately $28 million of estimated liabilities to Choice are included in accounts payable. These liabilities relate to the net worth guarantee, the estimated final allocation of liabilities and assets and the reimbursement of various expenses subsequent to the distribution date.

The Company and Franchising have entered into a strategic alliance agreement. Among other things, the agreement provides for (i) a right of first refusal to Franchising to franchise properties to be acquired or developed by the Company,
(ii) certain commitments by the Company for the development of Sleep Inns and MainStay Suites hotels, (iii) continued cooperation of both parties with respect to matters of mutual interest, such as new product and concept testing, (iv) continued cooperation with respect to third party vendor arrangements and certain limitations on competition in each others' line of business. The strategic alliance agreement extends for a term of 20 years with mutual rights of termination on the 5th, 10th and 15th anniversaries. The Company and Franchising also entered into a financial consulting agreement which provides for certain payments to the Company by Franchising.

  MANAGEMENT'S DISCUSSION AND ANALYSIS OF OPERATIONS AND FINANCIAL CONDITION
  --------------------------------------------------------------------------

COMPARISON OF RESULTS FOR THE THREE MONTHS ENDED NOVEMBER 30, 1997 AND 1996
---------------------------------------------------------------------------

Continuing Operations
---------------------

The Company's continuing business consists primarily of guest room revenue, meeting room revenue and food and beverage revenue from owned and operated hotels. Unless otherwise indicated, the Occupancy, Average Daily Rate (ADR) and Revenue Per Available Room (RevPAR) information presented below reflects the operations of the Company's hotels that were acquired and opened for operations prior to June 1, 1997 and excludes all Sleep Inns and Mainstay Suites
("Comparable Hotels").   Hotels that were opened after June 1, 1997 and all
Sleep Inns and Mainstay Suites are not considered by the Company to be stabilized and therefore are not believed to provide a meaningful period-to-period comparison.

Income from continuing operations increased 38.9% to $1.1 million, while income from continuing domestic operations increased $0.3 million, or 48.8% for the quarter ended November 30, 1997 compared to the same period of the prior fiscal year. Earnings per share from continuing operations increased 50% from $0.04 per share for the three months ending November 30, 1996, to $0.06 per share for the same period of 1997.

The Company's domestic revenues increased 14.4%, or $5.7 million, for the three months ending November 30, 1997 compared to the same period of 1996. The increase in revenues is primarily attributable to increasing ADR in Comparable Hotels and a 9.1% increase in the number of rooms, from 9,971 at November 30, 1996 to 10,881 at November 30, 1997. Comparable Hotel ADR increased 7.7% to $61.37 for the three months ending November 30, 1997 compared to the same period of 1996, while occupancy at Comparable Hotels decreased from 69.2% for the three months ending November 30, 1996 to 67.9% for the same period of 1997. The Company's decrease in occupancy rates is consistent with industry trends.
RevPAR on Comparable Hotels increased 5.7% for the three months ending November 30, 1997.

The increase in revenues for the three months ending November 30, 1997 is also attributable to a 23% increase in food and beverage revenue over the same period of 1996.

Domestic operating expenses, excluding depreciation and amortization, increased 13.7% over the three months ending November 30, 1996. The increase is a result of an increase in the number of hotels owned and operated during the three months ended November 30, 1997 compared to the same period of 1996. The increased operating expenses can also be attributed to the incremental costs of operating the Company on a stand alone basis following the distribution of Franchising. The Company's domestic Earnings Before Interest, Taxes, Depreciation and Amortization ("EBITDA") for the three months ending November 30, 1997 increased 16.4% compared to the same period of 1996.

Interest expense increased $168,000 for the three months ending November 30, 1997 compared to the same period of 1996. The increase results from additional debt outstanding over the period ending November 30, 1997 compared to 1996.

The following table summarizes certain operating data for the Company's domestic hotels for the three months ended November 30, 1997 and 1996:

                                                  Three months ending
                                  Number of           November 30,
                                    Hotels    -----------------------
                                 (1997/1996)       1997       1996
                                 ------------------------------------
Total Comparable Hotels             61 / 61
-----------------------
          ADR                                     $61.37        56.98
          Occupancy                                67.9%        69.2%
          RevPAR                                  $41.65        39.42

Fiscal Year 1997 Acquisitions        2 / 1
-----------------------------
          ADR                                     $69.41           **
          Occupancy                                34.8%
          RevPAR                                  $24.17

Sleep Inns                          10 / 5
----------
          ADR                                     $50.51           **
          Occupancy                                59.2%
          RevPAR                                  $29.90

Mainstay Suites                       3 / 1
---------------
          ADR                                     $64.63           **
          Occupancy                                50.3%
          RevPAR                                  $32.51

Total Portfolio                      76 / 68
---------------
          ADR                                     $61.25       $57.95
          Occupancy                                65.6%        67.8%
          RevPAR                                  $40.19       $39.31

** Data is not meaningful.


Discontinued Operations
-----------------------

Income from discontinued operations represents the operations of Franchising through October 15, 1997, the date of distribution, net of costs associated with the Distribution of $1.7 million (net of income taxes). Income from discontinued operations decreased due to the impact of the costs of the distribution, as well as the fact that the three months ending November 30, 1997 does not include the operations of Franchising for the period of October 16, 1997 through November 30, 1997.


COMPARISON OF RESULTS FOR THE SIX MONTHS ENDED NOVEMBER 30, 1997 AND 1996
-------------------------------------------------------------------------

Continuing Operations
---------------------

Income from continuing operations increased 3.3% to $5.4 million for the six months ending November 30, 1997 compared to the same period of 1996. Domestic income from continuing operations increased 1.5% for the first two quarters of fiscal 1998 compared to the same period of fiscal 1997.

The Company's revenues from domestic hotels increased 12.2% for the six months ending November 30, 1997 compared to the same period of 1996. The increase of $10.3 million in domestic revenues is a result of a 5.6% increase in Comparable Hotel ADR and an increase in the number of available rooms in the Company's portfolio compared to the six months ending November 30, 1996. RevPAR on Comparable Hotels increased 5.5% for the three months ending November 30, 1997, while occupancy remained at 71.9% for both periods.

Domestic operating expenses, excluding depreciation and amortization, increased 11.8%, or $7.1 million, from $60.5 million for the six months ending November 30, 1996 to $67.7 for the same period of 1997. The increase can be attributed to the increased number of hotels owned and operated during the first six months of fiscal 1998 compared to the same period of 1997. In addition, the six months ending November 30, 1997 reflect the increased cost of operating the Company as a separate entity.

Interest expense increased 18.8% for the six months ending November 30, 1997 compared to the same period of 1996. The increase in interest expense reflects the increase in borrowings of the six month period of fiscal 1997 versus fiscal 1996.

The following table summarizes certain operating data for the Company's domestic hotels for the six months ended November 30, 1997 and 1996:

                                                    Six months ending
                                  Number of            November 30,
                                    Hotels    ------------------------------
                                 (1997/1996)     1997                1996
                                 -------------------------------------------
Total Comparable Hotels             61 / 61
-----------------------
          ADR                                    $62.77              $59.46
          Occupancy                               71.9%               71.9%
          RevPAR                                 $45.12              $42.77


Fiscal Year 1997 Acquisitions
-----------------------------
          ADR                         2 / 1      $60.60         **
          Occupancy                               39.1%
          RevPAR                                 $23.71

Sleep Inns                           10 / 5
----------
          ADR                                    $51.38         **
          Occupancy                               64.9%
          RevPAR                                 $33.33

Mainstay Suites                       3 / 1
---------------
          ADR                                    $62.23         **
          Occupancy                               57.9%
          RevPAR                                 $36.02

Total Portfolio
---------------
          ADR                        76 / 68     $62.39     $58.95
          Occupancy                               70.4%      71.9%
          RevPAR                                 $43.93     $42.38

** Data is not meaningful


Discontinued Operations
-----------------------

Income from discontinued operations represents the operations of Franchising through October 15, 1997, the date of distribution, net of costs associated with the distribution of $1.7 million (net of taxes). Income from discontinued oeprations decreased 21.9% due to the costs of the Distribution, as well as the fact that the six month period of fiscal 1998 does not include income from Franchising for the period following the distribution.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------


Net cash provided by operating activities was $63.7 million for the first six months of fiscal year 1998, an increase of $25.1 million from $38.6 million in fiscal year 1997. At November 30, 1997, the Company had $244.7 million of long-term debt outstanding.

Total investment in property plant and equipment was $44.5 million for the first quarter of 1998. These expenditures primarily relate to the continued development of the Sleep Inn and MainStay Suites hotels to be operated by the Company.

During the six months ended November 30, 1997, the Company repurchased 588,931 shares of its outstanding common stock at a total cost of $10.6 million.

In conjunction with the distribution, the Company entered into two new debt facilities: i) a $115.0 subordinated note to Choice, and ii) a $80.0 million revolving credit facility ("October 1997 credit facility"). Proceeds from the borrowings were used to satisfy a $37.0 million note payable to Manor Care, Inc. and amounts outstanding under the existing revolving credit facility.
The unused portion of the October 15 credit facility will be used for working capital, including capital expenditures and construction of new hotels. At November 30, 1997, outstanding borrowings under the facility amount to $12.0 million.

At November 30, 1997, the balance on the pay-in-kind Choice note is $115.0 million ("Choice note"), which is offset by a discount of $0.3 million. The note has an effective interest rate through maturity of 8.8%. The note matures on October 15, 2002 and does not have a prepayment penalty.

The October 1997 credit facility includes customary financial and other covenants that will require the maintenance of certain ratios including maximum leverage, minimum net worth and interest coverage, and will restrict the Company's ability to make certain investments, repurchase stock, incur debt, and dispose of assets. At the Company's option, the interest rate may be based on LIBOR, a certificate of deposit rate or an alternate base rate (as defined), plus a facility fee. The rate is determined based on the Company's consolidated leverage ratio at the time of borrowing. The maturity date of the October credit facility is October 15, 2000.

As part of the Company's ongoing development program, the Company has 3 Sleep Inn and 12 Mainstay Suites hotels under construction at December 31, 1997. In addition, another 14 Mainstay Suites and 2 Sleep Inn projects are under development. The Company believes that sufficient operating cash flows, together with credit available under the existing bank facility will be sufficient to fund the development of these projects. Continuing development will be contingent on the Company raising additional capital.

The Company believes that cash flows from operations and the new financing obtained is adequate in the short-term to meet its immediate capital expenditure, operating and debt service requirements. The Company is currently considering options, including additional debt or equity financing to address its capital development and debt service needs in the future. There can, however, be no assurance that sufficient financing can be arranged to permit continuing development of new hotels.


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

Certain statements contained in this Form 10-Q, including those in the section entitled "Management's Discussion and Analysis of Operating Results and Financial Condition," contain forward-looking information that involves risk and uncertainties, including the Company's plans to raise additional equity and/or debt. Actual future results and trends may differ materially depending on a variety of factors discussed in the "Risk Factors" section included in the Company's Form 10 Registration Statement dated October 15, 1996 and various reports on Form 8-K, including (a) the Company's success in implementing its business strategy, including its success in arranging financing where required,
(b) the nature and extent of future competition, and political, economic and demographic developments in regions where the Company does business or in the future may do business.

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



ITEM 6.         EXHIBITS AND REPORTS ON FORM 8-K
                --------------------------------

(a)     Exhibits

        Exhibit 27.01 - Financial Data Schedule - November 30, 1997


      The following reports were filed pertaining to the quarter ended November 30, 1997.


        Form 8-k dated October 1, 1997 - Announcement of both the Company and Franchising's change in its fiscal year end. Also, an announcement of the Board's acceptance of the spin-off.

        Form 8-K dated October 29, 1997 - Announcement of the completion of the spin-off. Also, submission of final distribution agreements associated with the spin-off.

                                   SIGNATURE

Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     SUNBURST HOSPITALITY CORPORATION

Date: January 14, 1998            /s/
      ---------------                -----------------------------
                               By:   James A. MacCutcheon
                                     Executive Vice President,
                                     Chief Financial Officer and
                                     Treasurer