Form 10-Q/A
period 1997-11-30
SUNBURST HOSPITALITY CORP
filed 1998-02-12
CIK 1018146

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549


                                   FORM 10-Q/A

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

                       SUNBURST HOSPITALITY CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                                (IN THOUSANDS)

                                                                        November 30,            May 31,
                                                                            1997                 1997
                                                                        (Unaudited)
                                                                        ------------         ------------
                                ASSETS

CURRENT ASSETS
   Cash and cash equivalents                                            $     13,136         $      7,033
   Receivables (net of allowance for doubtful
     accounts of $666 and $585, respectively)                                  8,294                7,659
   Current income tax receivable                                               1,782                1,230
   Other                                                                       6,496                5,570
   Net investment in discontinued operations                                       -               52,336
                                                                        ------------         ------------

       Total current assets                                                   29,708               73,828
                                                                        ------------         ------------
PROPERTY AND EQUIPMENT, AT COST, NET
  OF ACCUMULATED DEPRECIATION                                                361,135              338,419

DEFERRED INCOME TAXES ($0 AND $7,205)
  AND OTHER ASSETS                                                             6,199               14,182
                                                                        ------------         ------------

       Total assets                                                     $    397,042         $    426,429
                                                                        ============         ============
                     LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Current portion of long term debt                                     $      2,957         $     27,919
  Accounts payable                                                            44,569               25,605
  Accrued expenses                                                            11,707               15,968
                                                                        ------------         ------------

       Total current liabilities                                              59,233               69,492
                                                                        ------------         ------------

MORTGAGES AND OTHER LONG TERM DEBT                                           127,074              195,428

NOTES PAYABLE TO CHOICE HOTELS
  INTERNATIONAL, INC.                                                        114,673                   -

NOTES PAYABLE TO MANOR CARE, INC.                                                 -               37,022

DEFERRED INCOME TAXES ($236 AND $0,
  RESPECTIVELY) AND OTHER
  LONG TERM LIABILITIES                                                        1,246                   -
                                                                        ------------         ------------

       Total liabilities                                                     302,226              301,942
                                                                        ------------         ------------

STOCKHOLDERS' EQUITY
  Common stock                                                                   214                  639
  Additional paid-in-capital                                                 168,540              167,163
  Retained earnings                                                          (10,122)              17,075
  Cumulative translation adjustment                                               -                (7,018)
  Treasury stock, at cost                                                    (63,816)             (53,372)
                                                                        ------------         ------------

  Total stockholders' equity                                                  94,816              124,487
                                                                        ------------         ------------
Total liabilities and stockholders'
  equity                                                                $    397,042         $    426,429
                                                                        ============         ============

The accompanying notes are an integral part of these Consolidated Balance
Sheets.

                       SUNBURST HOSPITALITY CORPORATION
                       CONSOLIDATED STATEMENTS OF INCOME
                   (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                               Three months ended        Six months ended
                                                               --------------------     --------------------
                                                                    November 30,            November 30,
                                                               --------------------     --------------------
                                                                  1997      1996           1997       1996
                                                                    (Unaudited)              (Unaudited)
                                                               --------    --------     --------    --------
REVENUES

   Rooms                                                       $ 42,327    $ 40,036     $ 90,366    $ 83,460
   Food and beverage                                              3,993       3,243        7,627       6,440
   Other                                                          1,849       1,671        4,274       4,703
                                                               --------    --------     --------    --------

      Total revenues                                             48,169      44,950      102,267      94,603
                                                               --------    --------     --------    --------
OPERATING EXPENSES

   Departmental Expenses
      Rooms                                                      14,240      14,491       29,567      29,462
      Food and beverage                                           3,131       2,692        6,101       5,370
      Other                                                         732         639        1,474       1,491
   Undistributed Operating Expenses
      Administrative and general                                  3,891       4,532        7,999       9,121
      Marketing                                                   3,983       3,627        7,662       7,300
      Utility costs                                               2,361       2,078        4,902       4,356
      Property operation and maintenance                          2,499       2,242        5,021       4,576
      Property taxes, rent and insurance                          2,147       1,646        3,942       3,097
      Depreciation and amortization                               5,968       5,145       11,355       9,533
      Corporate                                                   3,707       3,036        6,990       4,621
                                                               --------    --------     --------    --------

         Total operating expenses                                42,659      40,128       85,013      78,927
                                                               --------    --------     --------    --------

   OPERATING INCOME                                               5,510       4,822       17,254      15,676
                                                               --------    --------     --------    --------

   INTEREST EXPENSE                                               3,653       3,485        8,153       6,865
                                                               --------    --------     --------    --------
   INCOME FROM CONTINUING OPERATIONS
      BEFORE INCOME TAXES                                         1,857       1,337        9,101       8,811
      Income taxes                                                  761         548        3,743       3,625
                                                               --------    --------     --------    --------

   INCOME FROM CONTINUING OPERATIONS                              1,096         789        5,358       5,186

   DISCONTINUED OPERATIONS:  Income from
      operations of discontinued franchising business
      (less applicable income taxes of $3,063, $6,952,            4,407       9,826       16,260      20,826
      $11,358 and $14,375, respectively)                       --------    --------     --------    --------

   NET INCOME                                                     5,503      10,615       21,618      26,012
                                                               --------    --------     --------    --------

   Pro forma weighted average common shares outstanding          19,919      21,016       19,985      21,007
                                                               ========    ========     ========    ========

   Earnings per share from continuing operations               $   0.06    $   0.04     $   0.27    $   0.25
   Earnings per share from discontinued operations                 0.22        0.47         0.81        0.99
                                                               --------    --------     --------    --------
   Earnings per share                                          $   0.28    $   0.51     $   1.08    $   1.24
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

In the opinion of the Company, the accompanying unaudited consolidated financial statements reflect all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position of Sunburst Hospitality Corporation and subsidiaries as of November 30, 1997 and May 31, 1997, and the results of operations for the three months and six months ended November 30, 1997 and November 30, 1996, respectively, and cash flows for the six months ended November 30, 1997 and November 30, 1996, respectively. Interim results are not necessarily indicative of full year performance because of the impact of seasonal and short-term variations.

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

Financial condition as of May 31, 1997

                                                        Domestic                    European
                                                         Hotels                      Hotels              Consolidated
Assets

Current assets                                             $ 71,626                    $ 2,202               $ 73,828
Property and Equipment, net                                 326,867                     11,552                338,419
Other long-term assets                                        6,022                      8,160                 14,182
                                          ---------------------------------------------------------------------------

          Total assets                                     $404,515                    $21,914               $426,429
                                          ===========================================================================
Liabilities

Current liabilities                                        $ 38,907                    $ 2,666               $ 41,573
Long-term debt                                              246,840                     13,529                260,369
                                          ---------------------------------------------------------------------------
          Total liabilities                                 285,747                     16,195                301,942
Stockholder's Equity                                        118,768                      5,719                124,487
                                          ---------------------------------------------------------------------------
          Total liablities and
           stockholders' equity                            $404,515                    $21,914               $426,429
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



ITEM 6.         EXHIBITS AND REPORTS ON FORM 8-K
                --------------------------------

(a)     Exhibits

        Exhibit 27.01 - Financial Data Schedule - November 30, 1997
                        (Previously filed)

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

                                     SUNBURST HOSPITALITY CORPORATION

Date: January 14, 1998                /s/ James A. MacCutcheon
      ----------------               ------------------------------
                               By:   James A. MacCutcheon
                                     Executive Vice President,
                                     Chief Financial Officer and
                                     Treasurer