Form 10-K
period 1997-12-31
SUNBURST HOSPITALITY CORP
filed 1998-03-31
CIK 1018146

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC  20549

                             _____________________
                                   FORM 10-K

                       FOR ANNUAL AND TRANSITION REPORTS
                    PURSUANT TO SECTIONS 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

(Mark One)

[ ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED, EFFECTIVE OCTOBER 7, 1996].

For the fiscal year ended
                          ----------------------------------------------
                                       OR
[X] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED].

For the transition period from   June 1, 1997     to   December 31, 1997
                                 ------------          -----------------

                   Commission file number   001-11915
                                            ---------

                       SUNBURST HOSPITALITY CORPORATION
                       --------------------------------
             (Exact Name of Registrant as Specified in Its Charter)


                  DELAWARE                                  52-1985619
          ----------------------------             --------------------------
          (State or Other Jurisdiction                  (I.R.S. Employer
        of Incorporation or Organization)              Identification No.)

10770 Columbia Pike, Silver Spring, Maryland                  20901
--------------------------------------------              --------------
   (Address of Principal Executive Offices)                 Zip Code

Registrant's telephone number, including area code            (301) 979-6127
                                                              --------------
Securities registered pursuant to Section 12(b) of the Act:

      Title of Each Class              Name of Each Exchange on Which Registered
      -------------------              -----------------------------------------

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

-------------------------------------- -----------------------------------------

Securities registered pursuant to Section 12(g) of the Act:


--------------------------------------------------------------------------------
                               (Title of Class)

--------------------------------------------------------------------------------
                                (Title of Class)

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed in Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months as for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes   x    No
                                               ------    -----

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K. [_]

     The aggregate market value of voting stock of Sunburst Hospitality Corporation held by non-affiliates was
$112,335,932 as of March 12, 1998 based upon a closing price of $8.5625 per share.


             APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

Yes        No
    ------   ------

                   (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

     The number of shares outstanding of Sunburst Hospitality Corporation's common stock at March 12, 1998 was 19,947,042.

                      DOCUMENTS INCORPORATED BY REFERENCE.

     PART III  Proxy Statement dated March 30, 1998

                                     PART I

ITEM 1.  BUSINESS

     Sunburst Hospitality Corporation ("Sunburst" or the "Company") owns and operates hotels in one of three principal segments of the lodging industry: extended stay all-suites, full service and limited service.

     Prior to October 15, 1997, Sunburst was named Choice Hotels International, Inc. On October 15, 1997, Sunburst distributed to its stockholders its hotel franchising business (which had previously been conducted primarily by a subsidiary) and its European hotel ownership pursuant to a pro rata distribution to its stockholders of all of the stock of its wholly-owned subsidiary, Choice Hotels Franchising, Inc. (the "Spinoff"or "distribution"). At the time of the Spinoff, the Company changed its name to "Sunburst Hospitality Corporation" and Choice Hotels Franchising, Inc. changed its name to "Choice Hotels International, Inc." ("New Choice").

     Sunburst is a leading hotel owner and operator in the United States. As of February 28, 1998, the Sunburst portfolio included 81 hotels open with 11,380 rooms in 28 States and 16 hotels under construction or in development. Thirty-seven of the 81 hotels, with a net book value of $145.4 million serve as collateral for the Company's multi-class mortgage pass-through certificates. Each hotel is branded with one of the New Choice brands and Sunburst is New Choice's largest franchisee.

     Sunburst and its predecessors have a successful record of managing ahead of industry cycles. Prior to the last industry downturn in the late 1980s, the Company was able to liquidate a substantial portion of its existing hotel portfolio. Then in 1992, the Company began to opportunistically acquire hotels at prices well below their replacement cost. All of these hotels have benefited from a significant investment of capital used to renovate and upgrade the properties. The hotels have also benefited from the installation of professional management and marketing systems. In the past two years the Company has responded to changing industry cycles by shifting its development strategy to the new construction of limited-service Sleep Inn hotels and mid-market, all-suite extended stay MainStay Suites hotels.

     Sunburst's strategy is to: (i) actively manage the Company's existing portfolio to optimize performance by applying proven operating systems and procedures, to increase EBITDA and operating margins at newly-acquired hotels, to maintain the Company's competitive advantage through capital spending, and to sell hotels projected to underperform by redeploying capital in higher yielding assets; (ii) develop MainStay Suites hotels to capitalize on the positive fundamentals of the mid-market, extended stay segment; and (iii) selectively pursue opportunistic development, acquisition, renovation and repositioning opportunities.

Historical Acquisition Strategy

     The primary focus of Sunburst from 1992 through 1996 was the acquisition of hotels. During this period many hotels were facing financial hardship, creating an opportunity for Sunburst to acquire properties at prices well below replacement cost. Sunburst's strategy was to acquire and renovate the hotels, install professional management and marketing systems, and in some cases reposition the hotels to a different brand or service level. Since June 1992, Sunburst has acquired 55 hotels for an aggregate purchase price of $187.7 million. An additional approximately $95.6 million has been spent on capital improvements to the same hotels. The total investment basis in the 55 hotels at December 31, 1997 is $283.3 million, which is 60.2% of the estimated replacement value of the hotels at their respective dates of acquisition..

     The Company believes that there are currently limited opportunities to acquire hotels at a substantial discount to replacement value. As a result, only two hotels were acquired in fiscal year 1997 and no hotels were acquired during the seven months ended December 31, 1997. In February 1997 Sunburst acquired the beachfront Howard Johnson Hotel in Miami Beach, Florida. The hotel has since undergone extensive renovation and has been re-branded as the Comfort Inn Miami Beach. The Company believes that the property will benefit from strong market fundamentals and high barriers to entry. On August 1, 1996, Sunburst acquired the Springhouse Senior Assisted Living Center in Charlotte, NC. The property underwent major renovation and was converted to a hotel. The property reopened on August 27, 1997, as a Clarion Hotel and features Sunburst's "Classic Sports Food, Drink and Memories Cafe." The hotel is strategically located at I-77 and Billy
Graham Parkway and benefits from proximity to Charlotte's airports, sports arenas and growing suburban office concentration. The Company will continue to evaluate acquisitions on an opportunistic basis when it is felt that long-term value can be created.

     The following chart summarizes acquisition activity in each of the last five fiscal years.

                                                                       SUNBURST EXISTING HOTEL ACQUISITIONS
                                                                                   FISCAL YEAR
                                            ---------------------------------------------------------------------------------------
                                                  1993              1994               1995              1996              1997
                                            --------------    --------------     --------------    --------------    --------------
Total acquisitions.......................                8                13                 16                16                 2
Total number of rooms acquired...........            1,429             1,780              2,336             1,940               324
Total cost of acquisitions (in millions)
 (including initial improvements)........          $  27.3           $  41.9            $  58.6           $  49.2           $  10.7

Average cost per room....................          $19,073           $23,570            $25,074           $25,375           $32,691

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

                                                                     Sunburst Hotels Occupancy
                                   ----------------------------------------------------------------------------------------------
                                                                                                                SEVEN MONTHS
                                                                  FISCAL YEAR                                       ENDED
                                   -------------------------------------------------------------------------     December 31,
                                       1993           1994           1995           1996           1997            1997 (1)
                                   -------------  -------------  -------------  -------------  -------------  -------------------
Original Domestic Portfolio               62.27%         64.16%         67.19%         68.02%         71.63%               70.72%
Fiscal 1993 Acquisitions                  56.17          64.28          73.94          76.00          74.96                70.92
Fiscal 1994 Acquisitions                     --          63.99          70.88          73.69          73.61                70.24
Fiscal 1995 Acquisitions                     --             --          48.96          58.49          66.27                66.18
Fiscal 1996 Acquisitions                     --             --             --          53.23          61.16                68.83
Fiscal 1997 Acquisitions                     --             --             --             --          54.65                38.82

____________________________
(1) The information provided in the table above for the seven months ended December 31, 1997 is not representative of a full fiscal year due to the seasonality of the hotel industry.

Hotel Development

    The Company's recent strategy to concentrate on the development of MainStay Suites hotels is intended to capitalize on the demand/supply imbalance in the extended stay, all-suite segment. Historically, these hotels have produced higher than average returns on investment and management believes that demand in this segment exceeds supply by approximately 4 to 1. The mid-market, extended stay segment is particularly under-served.

     Sunburst's focus on external development is geared to capitalize on the under-served, high-growth, mid-priced extended stay all-suite segment, and the development of other high-quality, consumer-focused hotels.

    To implement its development strategies, Sunburst maintains a Real Estate Development and Construction Department staff. This staff is responsible for the identification of target markets, specific site identification, negotiation, due diligence, planning, zoning and other approval requirements, design and construction of new hotels. In addition, the group oversees the renovation and refurbishment of existing hotels. The Real Estate Development and Construction staff, with its dual capacity to effectively renovate older hotels or construct new hotels, allows Sunburst to respond quickly to changing market conditions.

    The following is a list of new hotels developed by Sunburst since 1994 or under development as of February 28, 1998.

                                                                                                   CALENDAR YEAR OF
MARKET                                                                      BRAND                      OPENING
---------------------------------------------------------------  ----------------------------   --------------------
Dallas/Plano, TX...............................................  Sleep Inn                                     1994
San Antonio, TX................................................  Sleep Inn                                     1995
Baton Rouge, LA................................................  Sleep Inn                                     1996
Houston/Airport, TX............................................  Sleep Inn                                     1996
Austin/Round Rock, TX..........................................  Sleep Inn                                     1996
Dallas/Plano, TX...............................................  MainStay Suites                               1996
Raleigh, NC....................................................  Sleep Inn                                     1997
Dallas/Arlington, TX...........................................  Sleep Inn                                     1997
Kansas City/Airport, MO........................................  Sleep Inn                                     1997
Charlotte, NC..................................................  Sleep Inn                                     1997
Rockville, MD..................................................  Sleep Inn                                     1997
Providence/Airport, RI.........................................  MainStay Suites                               1997
Cincinnati/Blue Ash, OH........................................  MainStay Suites                               1997
Kansas City/Airport, MO........................................  MainStay Suites                               1998
Indianapolis, IN...............................................  MainStay Suites                               1998
Louisville, KY.................................................  MainStay Suites                               1998
Greenville, SC.................................................  MainStay Suites                               1998
Denver/Airport, CO.............................................  Sleep Inn                                     1998
Orlando/Lake Mary, FL (1)......................................  MainStay Suites                               1998
Denver/Tech Center, CO (1).....................................  MainStay Suites                               1998
Jacksonville, FL (1)...........................................  MainStay Suites                               1998
Nashville, Brentwood, TN (1)...................................  MainStay Suites                               1998
Miami/Airport, FL (1)..........................................  MainStay Suites                               1998
Miami/Airport, FL (1)..........................................  Sleep Inn                                     1998
Pittsburgh/Airport, PA (1).....................................  MainStay Suites                               1998
Fishkill/Poughkeepsie, NY (1)..................................  MainStay Suites                               1998
Tempe, AZ (1)..................................................  MainStay Suites                               1998
Denver/Tech Center, CO (1).....................................  Sleep Inn                                     1998
Annapolis, MD (2)..............................................  MainStay Suites                               1998
Orlando, FL (2)................................................  MainStay Suites                               1998
Peabody, MA (2)................................................  MainStay Suites                               1998
Raleigh, NC (2)................................................  MainStay Suites                               1999
Mt. Laurel, NJ (2).............................................  MainStay Suites                               1999
North Charleston, SC (2).......................................  MainStay Suites                               1999

________________________

(1)  Hotel under construction
(2) Sunburst has acquired the land and is in final planning stages prior to start of construction.

          Sunburst's focus on developing the MainStay Suites all-suite, extended stay product is based on statistics indicating the demand/supply imbalance. According to various industry studies, demand in the all-suite, extended stay market is strong, yet supply is limited, particularly in the mid-price segment. Industry sources define the extended stay demand as stays of five or more nights, consisting of 228 million room nights annually, or 27% of total U.S. lodging industry demand. Only 1.5% of total room supply is dedicated to extended stay rooms. By applying its hotel real estate development expertise, Sunburst is targeting markets with ideal conditions for the extended stay product and building MainStay Suites hotels.

          The MainStay Suites brand, which was created by the Company in conjunction with New Choice, has a unique product design and service package which enhance property level appeal, productivity and profitability. Among the MainStay Suites most unique features are the automatic check-in kiosk (which allows guests to check in and out without assistance from an employee) and the optional daily light touch housekeeping (full housekeeping just every five days). These features enable MainStay Suites hotels to operate with fewer full time equivalent employees than a similar limited service hotel that provides 24-hour front desk coverage and full housekeeping daily.

          Sunburst anticipates that its MainStay Suites projects will produce stabilized, unleveraged pre-tax property level returns on investment of 15% or higher. This belief is supported by the Company's experience at the first MainStay Suites opened in Plano, Texas. The belief is further supported by projections for the MainStay Suites recently opened and under development. These projections are based on rate and occupancy generated internally by the Company and by external feasibility consultants, as well as internal operating guidelines, land cost and projected construction costs. However, there can be no assurance that the projected return will be achieved or that actual results will not differ materially. (See Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Forward Looking Statements, below.)

          Each of the Company's MainStay Suites hotels will average approximately 100 suites and will be developed on 2.5 to 3.0 acres of land in suburban office parks or locations in close proximity to major employers, restaurants and retail amenities. MainStay Suites feature high quality, interior corridor building construction with amenities and features provided in direct response to consumer demand. The suites feature bedroom areas, a living room area with a pull-out couch or recliner, private bathroom and fully furnished kitchen. The kitchen includes a full-size refrigerator, dishwasher, microwave, stove, coffee maker, toaster and all cooking utensils. Each suite also features an over-sized counter serving as an eating area and work center, along with two ergonomic chairs. Suite alternatives include a studio suite or one-bedroom suite. Each suite includes two direct dial phone lines, voice mail and other automated phone services.

Operations

      Each of Sunburst's owned and managed hotels operates under one of the New Choice brand names. Sunburst's hotels take advantage of the same systems and services available to New Choice franchisees with respect to a particular brand. The hotels participate in the central reservation system, marketing and advertising efforts and volume purchasing discounts and are subject to the same quality assurance program. In addition, Sunburst has instituted the following systems in each of the hotels it operates.

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

   . Training. Sunburst has developed a training system for all guest services representatives that teaches the basic sales techniques. A computerized guest comment system was developed to solicit the comments of guests and the experiences they had at the hotel while providing management with immediate guest feedback.

   . Accounting Systems. Each of the Sunburst-operated hotels has a computerized front desk and accounting system. This system allows key financial indicators (such as daily occupancy and revenue) to be immediately gathered from each hotel and electronically transmitted to the key operating officers and managers of Sunburst. This instant access to information allows management to quickly spot trends and make corrections and changes where necessary. The system also allows for cost savings in the accounting and bookkeeping departments of each hotel. In addition, control over operational and capital expenditures is provided by a dedicated group of corporate-based financial controllers. This group works with the hotel operations group to maintain expense standards as well as established operating procedures.

   . Time and Attendance System. Each hotel maintains an automated time and attendance system that is tied into a central payroll system at the corporate headquarters. This computerized method of tracking time allows management to make quick decisions on controlling labor costs and provides immediate information on projected costs.

   . Food and Beverage. The food and beverage efforts are headed by a vice president of food and beverage. The department is responsible for the daily food and beverage activities of the various hotels, as well as the development of new food concepts. This group was responsible for the development, testing and implementation of the Choice Picks food court concept. Recently, Sunburst opened a new food and beverage concept called "Classic Sports Food, Drink and Memories". This sports theme restaurant concept has been developed jointly with the Classic Sports Network, a national cable television service. This agreement allows for the use of certain trademarks at Sunburst's hotels. "Classic Sports Food, Drink and Memories" are currently open in four Sunburst hotels in Springfield, Missouri, Charlotte, North Carolina, Richardson, Texas and Hot Springs, Arkansas.

   . Capital Reinvestment Program. Each of Sunburst's hotels completes a detailed capital spending budget annually. The hotels spend on average 5%-7% of total revenues on capital improvements annually. This reinvestment allows the hotels to maintain a competitive advantage in the local markets.

   . Annual Business Planning Process. Each hotel prepares a zero-based annual business plan which incorporates historical performance and market conditions. The plan, which is reviewed and approved by senior management, provides detailed strategies in the key operating areas of marketing, guest services and food and beverage. The annual plan serves as a fundamental measurement of management's performance.

The Hotel Properties

      Sunburst's hotel properties serve three primary segments of the lodging industry; extended stay/all-suite, full service and limited service. Each hotel is branded with one of the New Choice franchise flags.

      All-Suite Hotels. Sunburst has 13 hotels in the all-suite segment open and 14 hotels under construction or in the development process. Sunburst's all-suite hotel properties compete in the mid-price and upscale price segments. The table below identifies Sunburst's all-suite hotels by brand and price segment as of February 28, 1998.

                               ALL SUITE HOTELS

                        BRAND                              Number of Hotels     NUMBER OF ROOMS       PRICE SEGMENT
                       ------                            -------------------  -------------------  -------------------
Quality Suites.........................................                    3                  345        upscale
Comfort Suites.........................................                    3                  397       mid-price
MainStay Suites........................................                    7                  666       mid-price

      Full-Service Hotels. Sunburst has 16 hotels in the full service segment. Sunburst's full service hotels compete in the mid-price and upscale price segments. The table below identifies Sunburst's full service hotels by brand and price segment.

                              FULL SERVICE HOTELS

                         BRAND                             Number of Hotels      NUMBER OF ROOMS       PRICE SEGMENT
                        ------                           -------------------  -------------------  -------------------
Clarion Hotels & Inns..................................                   11                2,120    upper mid-price
Quality Hotel & Inns...................................                    5                1,327       mid-price

      Limited Service Hotels. Sunburst has 52 hotels in the limited service segment open and two hotels under construction or in the development process. Sunburst's limited service hotel properties compete in the mid-price and economy price segments. The table below identifies Sunburst's limited service hotels by brand and price segment.

                             LIMITED SERVICE HOTELS

                      BRAND                                Number of Hotels     NUMBER OF ROOMS       PRICE SEGMENT
                     -------                             -------------------  -------------------  -------------------
Comfort Inn............................................                   31                4,076       mid-price
Quality Inns...........................................                    8                1,014       mid-price
Sleep Inns.............................................                   11                1,214       mid-price
Econo Lodge............................................                    1                  120        economy
Rodeway Inns...........................................                    1                  101        economy


Franchise and Strategic Alliance Agreements

     All of the Company's existing hotels are branded with one of New Choice's franchise flags under various franchise agreements with New Choice. Each Franchise Agreement has an initial term of twenty years, except the agreement for Tempe, Arizona which is a year to year agreement. The Franchise Agreements have varying original dates, from 1982 through 1997. Certain Franchise Agreements allow for unilateral termination by either party on the 5th, 10th, or 15th anniversary of the Franchise Agreement.

     The Franchise Agreements require the payment of certain fees and charges, including the following: (a) a royalty fee of between 1.93% to 5.0% of monthly gross room revenues; (b) a marketing fee of between 0.7% and 2.5% plus $0.28 per day multiplied by the specified room count; and (c) a reservation fee of 0.88% to 1.75% of monthly gross room revenues (or 1% of monthly gross room revenues plus $1.00 per room confirmed through New Choice's reservation system). The marketing fee and the reservation fee are subject to reasonable increases during the term of the franchise if New Choice raises such fees uniformly among all its franchisees, generally. Late payments (i) will be a breach of the Franchise Agreement and (ii) will accrue interest from the date of delinquency at a rate of 1.5% per month or portion thereof.

     At the time of the Spinoff, New Choice and the Company entered into a Strategic Alliance Agreement pursuant to which: (i) the Company granted a right of first refusal to New Choice to franchise any lodging property that the Company develops or acquires and intends to operate under franchise; (ii) the Company has also agreed, barring a material change in market conditions, to continue to develop Sleep Inns and MainStay Suites hotels so that it will have opened a total of 14 Sleep Inns and 15 MainStay Suites hotels by October 15, 2001 (48 months from the Distribution Date); (iii) New Choice has granted to the Company an option, exercisable under certain circumstances, to purchase the brand names, marks, franchise agreements and other assets of the MainStay Suites hotel system; (iv) New Choice and the Company have agreed to continue to cooperate with respect to matters of mutual interest, including new product and concept testing for New Choice in hotels owned by the Company; and (v) the Company has authorized New Choice to negotiate with third party vendors on the Company's behalf for the purchase of certain items. The Strategic Alliance Agreement extends for a term of 20 years with rights of mutual termination on the fifth, tenth and fifteenth anniversaries.

Competition

     The Company is a leading owner and operator of hotels in the United States. Competition in the United States lodging industry is generally based on convenience of location, price, range of services and guest amenities offered, plus the quality of customer service and overall product. Newer, recently constructed hotels compete effectively against older hotels if such hotels are not refurbished on a regular basis. The effect of local economic conditions on the Company's results is reduced by the Company's geographic diversity of its properties, which are located in 28 states, as well as its range of products and room rates.

Seasonality

     The Company's principal sources of revenue are revenues generated by its properties. The Company experiences seasonal revenue patterns similar to those of the lodging industry in general. This seasonality can be expected to cause quarterly fluctuations in the Company's revenues, profit margins and net income.

Regulation and Environmental Matters

     The Company's hotels are subject to numerous federal, state and local government regulation, including those pertaining to the preparation and sale of food and beverages (such as health and liquor license laws), building and zoning requirements and laws governing a hotel owner's relationship with employees, including minimum wage requirements, overtime, working conditions and work permit requirements. While the Company's operations have not been materially adversely affected by such regulation, the Company cannot predict the effect of future regulation or legislation.

     The hotel properties are subject to environmental regulations under Federal, state and local laws. Certain of these laws may require a current or previous owner or operator of real estate to clean up designated hazardous or toxic substances or petroleum product releases affecting the property. In addition, the owner or operator may be held liable to a governmental entity or to third parties for damages or costs incurred by such parties in connection with the contamination. The Company does not believe that it is subject to any material environmental liability.

Employees

     At December 31, 1997, Sunburst employed approximately 3,332 employees. Less than 5% of the Company's employees are represented by unions. All of the Company's employees covered by unions are employed at Comfort Inn By the Bay, San Francisco, California. The Company considers its relations with its employees to be good.

  ITEM 2.  PROPERTIES

          The following chart lists by market segment Sunburst's hotels at February 28, 1998:

                                                                                                          Year
                                                                                         No. of     Constructed/Last
HOTEL                                                            MARKET                   ROOMS     MAJOR RENOVATION
-----                                                            ------
All Suite
  Upscale
  Quality Suites Deerfield......................  Fort Lauderdale, Florida                    107            1991/1995
  Quality Suites................................  Raleigh, North Carolina                     114            1988/1994
  Quality Suites Shady Grove....................  Rockville, Maryland                         124            1978/1996
  Mid-Price
  Comfort Suites Haverhill......................  Boston, Massachusetts                       131            1989/1997
  Comfort Suites Deerfield......................  Fort Lauderdale, Florida                    101            1991/1995
  MainStay Suites Plano.........................  Dallas, Texas                                96                 1996
  MainStay Suites Warwick(4)....................  Providence, Rhode Island                     94                 1997
  MainStay Suites Blue Ash(4)...................  Cincinnati, Ohio                            100                 1997

                                                                                                          Year
                                                                                         No. of     Constructed/Last
HOTEL                                                            MARKET                   ROOMS     MAJOR RENOVATION
-----                                                            ------
  MainStay Suites Airport(5)....................  Kansas City, Missouri                        88                 1998
  MainStay Suites Northwest(5)..................  Indianapolis, Indiana                        88                 1997
  MainStay Suites(5)............................  Louisville, Kentucky                        100                 1998
  MainStay Suites Tech Center(1)................  Denver, Colorado                            100                 1998
  MainStay Suites Lake Mary(1)..................  Orlando, Florida                            100                 1998
  MainStay Suites South Pointe(1)...............  Jacksonville, Florida                       100                 1998
  MainStay Suites(5)............................  Greenville, South Carolina                  100                 1998
  MainStay Suites Brentwood(1)..................  Nashville, Tennessee                        100                 1998
  MainStay Suites(1)............................  Orlando, FL                                 125                 1998
  MainStay Suites(1)...........................   Miami Springs, Florida                      100                 1998
  MainStay Suites(1)...........................   Fishkill, New York                          106                 1998
  MainStay Suites(1)...........................   Annapolis, Maryland                          88                 1998
  MainStay Suites(1)...........................   Pittsburgh, Pennsylvania                    100                 1998
  MainStay Suites(1)...........................   Raleigh, North Carolina                     100                 1999
  MainStay Suites(1)...........................   Tempe, Arizona                               94                 1998
  MainStay Suites(1)...........................   Peabody, Massachusetts                       97                 1998
  MainStay Suites(1)...........................   Mt. Laurel, NJ                              106                 1999
  MainStay Suites(1)...........................   North Charleston, SC                        100                 1999

FULL SERVICE
  Upscale
  Clarion Hotel Baltimore.......................  Baltimore, Maryland                         103            1927/1996
  Clarion Hotel Worthington.....................  Columbus, Ohio                              232            1975/1996
  Clarion Hotel Richardson......................  Dallas, Texas                               296            1982/1995
  Clarion on the Lake...........................  Hot Springs, Arkansas                       151            1965/1997
  Clarion Hotel Miami Airport...................  Miami, Florida                              103            1970/1996
  Clarion Hotel Hollywood Beach.................  Miami-Ft. Lauderdale, Florida               309            1972/1996
  Clarion Hotel.................................  Mobile, Alabama                             250            1979/1994
  Clarion Hotel Virginia Beach..................  Norfolk-Virginia Beach, Virginia            149            1985/1995
  Clarion Hotel Roanoke.........................  Roanoke, Virginia                           148            1981/1997
  Clarion Hotel Springfield.....................  Springfield, Missouri                       199            1974/1997
  Clarion Hotel.................................  Charlotte, North Carolina                   174            1974/1997
  Mid-Price
  Quality Inn South Point.......................  Jacksonville, Florida                       184            1988/1994
  Quality Hotel Airport.........................  Los Angeles, California                     278            1971/1994
  Quality Hotel Maingate Anaheim(2)               Los Angeles, California                     284            1970/1995
  Quality Inn & Suites Hampton..................  Norfolk-Virginia Beach, Virginia            190            1972/1995
  Quality Hotel Arlington.......................  Washington, DC                              391            1962/1997

LIMITED SERVICE
  Mid-Price
  Comfort Inn Albuquerque.......................  Albuquerque, New Mexico                     114            1985/1996
  Quality Inn Anderson..........................  Anderson, South Carolina                    121            1988/1995
  Comfort Inn Norcross..........................  Atlanta, Georgia                            110            1987/1996
  Comfort Inn N.W. Pikesville(3)................  Baltimore, Maryland                         186            1964/1994
  Comfort Inn University........................  Baton Rouge, Louisiana                      150            1972/1994
  Comfort Inn Danvers...........................  Boston, Massachusetts                       136            1972/1997
  Comfort Inn Brooklyn..........................  Brooklyn, New York                           67            1926/1997
  Comfort Inn Canton............................  Canton, Ohio                                124            1989/1994
  Comfort Inn Airport...........................  Charleston, South Carolina                  122            1986/1994
  Comfort Inn Charlotte.........................  Charlotte, North Carolina                   150            1985/1996
  Quality Inn & Suites--Crown Point.............  Charlotte, North Carolina                   100            1988/1996
  Comfort Inn...................................  Cincinnati, Ohio                            117            1984/1996

                                                                                                          Year
                                                                                         No. of     Constructed/Last
HOTEL                                                            MARKET                   ROOMS     MAJOR RENOVATION
-----                                                            ------
  Comfort Inn Middleburg Heights................  Cleveland, Ohio                             136                 1989
  Comfort Inn College Station...................  College Station, Texas                      114            1984/1995
  Comfort Inn Columbia..........................  Columbia, South Carolina                     98            1987/1996
  Comfort Inn DFW Airport.......................  Dallas-Fort Worth, Texas                    152            1986/1995
  Quality Inn Plymouth..........................  Detroit, Michigan                           123            1989/1996
  Comfort Inn Deerfield Beach...................  Fort Lauderdale, Florida                     69            1975/1997
  Comfort Inn Hershey...........................  Hershey, Pennsylvania                       125            1990/1997
  Comfort Inn Hilton Head.......................  Hilton Head, South Carolina                 150            1988/1996
  Quality Inn & Suites Indianapolis.............  Indianapolis, Indiana                       116            1982/1996
  Quality Inn Lincoln...........................  Lincoln, Nebraska                           108            1969/1996
  Quality Inn & Suites Lumberton................  Lumberton, North Carolina                   120            1974/1996
  Comfort Inn Collierville......................  Memphis, Tennessee                           94            1984/1996
  Comfort Inn & Suites, Miami Springs...........  Miami, Florida                              165            1970/1996
  Comfort Inn Miami Springs.....................  Miami, Florida                              110            1986/1996
  Comfort Inn Miami Beach(4)                      Miami, Florida                              150            1952/1997
  Comfort Inn--Lee Road.........................  Orlando, Florida                            145            1985/1994
  Comfort Inn--Turf Paradise....................  Phoenix, Arizona                            155            1981/1995
  Comfort Inn--North............................  Phoenix, Arizona                            153            1986/1997
  Comfort Inn Portland..........................  Portland, Maine                             126            1984/1996
  Quality Inn Richmond..........................  Richmond, Virginia                          194            1985/1997
  Quality Inn Midvalley.........................  Salt Lake City, Utah                        132            1972/1995
  Comfort Inn by the Bay........................  San Francisco, California                   135            1971/1996
  Comfort Inn Westport..........................  St. Louis, Missouri                         170            1971/1995
  Comfort Inn Sturgis...........................  Sturgis, Michigan                            83            1965/1997
  Comfort Inn Traverse City.....................  Traverse City, Michigan                      96            1989/1996
  Comfort Inn Tyson's...........................  Washington, DC                              250            1982/1995
  Comfort Inn West Palm Beach...................  West Palm Beach, Florida                    158            1974/1995
  Comfort Inn Wichita...........................  Wichita, Kansas                             114            1985/1997
  Sleep Inn Round Rock..........................  Austin, Texas                               107                 1996
  Sleep Inn Six Flags...........................  Dallas-Fort Worth, Texas                    124                 1997
  Sleep Inn Baton Rouge.........................  Baton Rouge, Louisiana                      101                 1996
  Sleep Inn Plano...............................  Dallas, Texas                               104                 1994
  Sleep Inn Intercontinental....................  Houston, Texas                              107                 1996
  Econo Lodge Tolleson..........................  Phoenix, Arizona                            120            1988/1997
  Rodeway Inn Tempe.............................  Phoenix, Arizona                            101                 1989
  Sleep Inn Raleigh.............................  Raleigh, North Carolina                     107                 1996
  Sleep Inn San Antonio.........................  San Antonio, Texas                          107                 1995
  Sleep Inn University(4).......................  Charlotte, North Carolina                   120                 1997
  Sleep Inn Airport(4)..........................  Kansas City, Missouri                       107                 1997
  Sleep Inn Rockville(4)........................  Washington, DC                              107                 1997
  Sleep Inn Airport(5)..........................  Denver, Colorado                            119                 1998
  Sleep Inn Denver Tech(1)......................  Denver, Colorado                            119                 1998
  Sleep Inn Miami Springs(1)..................... Miami Springs, Florida                      119                 1998


(1)  Hotel under construction or development
(2)  Leased property
(3)  Hotel on leased land
(4)  Partial year results only
(5) Hotel under construction at December 31, 1997 but completed prior to February 28, 1998

      The following chart shows operating statistics for all of Sunburst's owned and managed hotels presented by market segment for the five fiscal years ended May 31, 1997, and the seven months ended December 31, 1997.

                                      FY 1993                       FY 1994                    FY 1995
                             --------------------------  --------------------------  --------------------------
                              ADR    OCCUPANCY   REVPAR   ADR    OCCUPANCY   REVPAR   ADR    OCCUPANCY   REVPAR
                             ------  ----------  ------  ------  ----------  ------  ------  ----------  ------
All Suite Hotels...........   $--           --%   $--    $60.62      71.58%  $43.39  $58.74      61.34%  $36.03
Full Service Hotels........   54.06      61.42    33.20   54.37      60.74    33.02   54.04      65.43    35.36
Limited Service Hotels.....   44.59      61.30    27.34   45.09      66.71    30.08   48.39      69.15    33.46
All Hotels.................   49.53      61.36    30.39   49.15      64.18    31.54   51.28      67.10    34.40

                                                                                           SEVEN MONTHS ENDED DECEMBER
                                      FY 1996                     FY 1997                          31, 1997(1)
                             --------------------------  --------------------------  -------------------------------------
                              ADR    OCCUPANCY   REVPAR   ADR    OCCUPANCY   REVPAR   ADR      OCCUPANCY        REVPAR
                             ------  ----------  ------  ------  ----------  ------  ------  --------------  -------------
All Suite Hotels...........  $64.70      69.00%  $44.65  $69.48      72.73%  $50.53  $66.65          70.52%         $47.01
Full Service Hotels........   58.85      65.41    38.49   63.25      67.05    42.41   65.60          65.48           42.96
Limited Service Hotels.....   53.36      67.11    35.81   56.38      69.25    39.04   59.11          68.01           40.20
All Hotels.................   55.97      66.61    37.28   59.62      68.70    40.96   61.81          67.41           41.67

_______________________________________
(1) The information provided in the table above for the seven months ended December 31, 1997 is not representative of a full fiscal year due to the seasonality of the hotel industry.


                                                                     FISCAL YEAR                                       Seven Months
                                 ----------------------------------------------------------------------------------       Ended
                                                                                                                        December 31
                                                                                                                      --------------
                                     1993             1994              1995              1996              1997           1997 (1)
                                 -----------   --------------    --------------    --------------   ---------------   -------------
Number of properties, end of              19               32                48                65                71              76
 period.........................
Number of rooms, end of period..       3,686            5,605             7,941             9,713            10,330          10,885
Average occupancy percentage....       61.36%           64.18%            67.10%            66.61%            68.70%          67.41%
Average daily room rate (ADR)...      $49.53           $49.15            $51.28            $55.97           $ 59.62        $  61.81
RevPAR..........................      $30.39           $31.54            $34.40            $37.28           $ 40.96        $  41.67

 _____________________________________
(1) The information provided in the table above for the seven months ended December 31,1997 is not representative of a full fiscal year due to the seasonality of the hotel industry.

ITEM 3.    LEGAL PROCEEDINGS

      The Company is not a party to any litigation, other than routine litigation incidental to its business. None of such litigation, either individually or in the aggregate, is expected to be material to the business, financial condition or results of operations of the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 1997.

EXECUTIVE OFFICERS OF SUNBURST HOSPITALITY CORPORATION.


     The name, age, title, present principal occupation, business address and other material occupations, positions, offices and employment of each of the executive officers of Sunburst are set forth below. The business address of each executive officer is 10770 Columbia Pike, Silver Spring, Maryland 20901, unless otherwise indicated.

NAME                                     AGE     POSITION
----                                   -------  ----------
Stewart Bainum, Jr...................   52      Chairman of the Board of Directors
Donald J. Landry.....................   49      Vice Chairman and Chief Executive Officer
James A. MacCutcheon.................   45      Executive Vice President, Chief Financial Officer and Treasurer
Antonio DiRico.......................   44      President and Chief Operating Officer
Kevin P. Hanley......................   40      Senior Vice President, Real Estate and Development
Gregory D. Miller....................   44      Senior Vice President, Human Resources
Charles M. Warczak, Jr...............   50      Vice President, Accounting and Hotel Systems


Stewart Bainum, Jr., Chairman of the Board of the Company since November 1996; Chairman of the Board of New Choice from March 1987 to November 1996 and since October 1997; Chairman of the Board and Chief Executive Officer of Manor Care and ManorCare Health Services, Inc. ("MCHS") since March 1987; Chief Executive Officer of Manor Care since March 1987 and President since June 1989; Vice Chairman of the Board of Vitalink Pharmacy Services, Inc. ("Vitalink") since December 1994; Vice Chairman of the Board of Manor Care and subsidiaries from June 1982 to March 1987; Director of Manor Care since August 1981, of Vitalink since September 1991 and of MCHS since 1976; President of MCHS from May 1990 to May 1991; Chairman of the Board and Chief Executive Officer of Vitalink from September 1991 to February 1995 and President and Chief Executive Officer from March 1987 to September 1991.

Donald J Landry. Chief Executive Officer and Vice Chairman of the Company since October 1997; President of the Company from January 1995 to October 1997; President of Manor Care Hotel Division ("MCHD") from March 1992 to November 1996; various executive positions with Richfield Hotel Management, Inc. and its predecessors for more than 20 years, including President of MHM Corporation.

James A. MacCutcheon. Executive Vice President, Chief Financial Officer and Treasurer of the Company since November 1996; Senior Vice President, Chief Financial Officer and Treasurer of the Company from September 1993 to November 1996; Senior Vice President, Chief Financial Officer and Treasurer of Manor Care from September 1993 to November 1996; Senior Vice President, Finance and Treasurer of Manor Care from October 1987 to September 1996; Treasurer of Vitalink from September 1992 to January 1997 and a Director since September 1994.

Antonio DiRico. President of the Company since October 1997; Senior Vice President, Hotel Operations of the Company from November 1996 to October 1997; Senior Vice President of MCHD from May 1992 to November 1996; Senior Vice President of Richfield Hotel Management, Inc. and its predecessor, MHM Corporation.

Kevin P. Hanley. Vice President, Real Estate and Development of the Company since December 1994; Vice President, Real Estate and Development of MCHD from December 1994 to November 1996; Executive Vice President of Hospitality Investment Trust from September 1994 to November 1994; Senior Vice President; Development and Acquisitions of Motel 6, L.P. from May 1992 to September 1994; various other positions with Motel 6, L.P. since January 1987.

Gregory D. Miller. Senior Vice President, Human Resources of the Company since October 1997; Vice President, Marketing of MCHS from March 1995 to October 1997; Vice President, Strategic Planning of Manor Care from May 1992 to September 1995.

Charles M. Warczak, Jr. Vice President, Accounting and Hotel Systems of the Company since October 1997; Vice President, Hotel Accounting of the Company from March 1997 to October 1997; Vice President, Finance and Controller of the Company from November 1996 to March 1997; Vice President, Finance of Manor Care from 1992 to November 1996.

PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.



     The shares of Sunburst's Common Stock are listed and traded on the New York Stock Exchange. The following table sets forth the high and low sales prices of Sunburst's Common Stock since it began trading on November 4, 1996:

                                   QUARTERLY MARKET PRICE RANGE OF COMMON STOCK
                (Unaudited)
                Quarters Ended                           MARKET PRICE PER SHARE
                -----------------------------------------------------------------------------
                                                    HIGH (1)    LOW (1)
                -----------------------------------------------------------------------------
                FISCAL YEAR ENDED MAY 31, 1997

                      November 4 -                    $16       $13 3/4
                      November 30

                      February                        $17 5/8   $15

                      May                             $15 7/8   $12 3/4


                FISCAL YEAR ENDED MAY 31, 1998 (2)

                  August                              $19 1/16  $15 3/8

                  November                            $20 1/4   $9 3/8


                CALENDER 1997 (2)

                  December                            $20 1/4   $8 3/4
                ---------------------------

                (1) On October 16, 1997, the Company spun off its franchising business through a special dividend to shareholders of all of the stock of New Choice and effected a one-for-three reverse stock split. The stock prices above for the periods prior to October 16, 1997, including the high for the quarters ended November, 1997 and December 31, 1997 have not been adjusted to give effect to the spinoff of New Choice or the reverse stock split.

                (2) On September 16, 1997, the Company changed its fiscal year end from May 31 to December 31.



  On October 15, 1997, the Company made a special dividend, consisting of the distribution to holders of the Company's common stock, on a share-for-share basis, of all of the outstanding shares of the common stock of Choice Hotels Franchising, Inc. (now known as Choice Hotels International, Inc.). This was the only dividend paid since November 4, 1996. The Company does not anticipate the payment of any cash dividends on its common stock in the foreseeable future. Payments of dividends on Company common stock may be subject to limitations as may be imposed by the Company's credit facilities from time to time. The declaration of dividends will be subject to the discretion of the Board of Directors.


As of March 12, 1998, there were 5,875 record holders of Company common stock.

ITEM 6.  SELECTED FINANCIAL DATA

                                                 For the seven
                                                 months ended                        For the year ended
                                                 December 31,                              May 31,
                                                              ----------------------------------------------------------------
                                                     1997         1997         1996         1995         1994         1993
                                                 ------------ ------------ ------------ ------------ ------------ ------------
STATEMENT OF INCOME DATA

REVENUES                                                                                                           (unaudited)

   Rooms                                             $100,670     $165,239     $137,001     $101,381      $66,031      $32,835
   Food and beverage                                    9,231       13,356       11,392        8,121        5,001        5,027
   Other                                                4,652        7,158        6,232        5,012        3,152        3,499
                                                 ------------ ------------ ------------ ------------ ------------ ------------

      Total revenues                                  114,553      185,753      154,625      114,514       74,184       41,361
                                                 ------------ ------------ ------------ ------------ ------------ ------------

OPERATING EXPENSES

   Departmental Expenses
      Rooms                                            33,484       58,502       51,657       43,168       25,826       12,289
      Food and beverage                                 7,319       10,887        9,792        6,866        4,335        4,059
      Other                                             1,530        2,674        2,570        1,476        1,012        1,272
   Undistributed Operating Expenses
      Administrative and general                        9,486       17,990       16,358       11,550        6,741        4,539
      Marketing                                         8,862       14,545       12,152        9,008        5,507        3,574
      Utility costs                                     5,697        8,816        7,712        5,670        3,583        2,251
      Property operation and maintenance                5,746        9,428        8,118        5,891        3,813        2,583
      Property taxes, rent and insurance                5,010        6,857        6,044        3,959        2,241        1,766
      Depreciation and amortization                    14,246       20,632       16,636       12,513        8,434        5,423
      Corporate                                         8,244        7,691        8,026        6,038        2,864        3,065
      Provision for asset impairment and
        other non-recurring charges                     5,119            -       24,595            -            -            -
                                                 ------------ ------------ ------------ ------------ ------------ ------------
         Total operating expenses                     104,743      158,022      163,660      106,139       64,356       40,821
                                                 ------------ ------------ ------------ ------------ ------------ ------------

   Operating income (loss)                              9,810       27,731       (9,035)       8,375        9,828          540
                                                 ------------ ------------ ------------ ------------ ------------ ------------

   Interest Expense                                    10,138       15,891       12,839        9,155        3,214        2,032
                                                 ------------ ------------ ------------ ------------ ------------ ------------

   (Loss) income from continuing operations
      before income taxes                                (328)      11,840      (21,874)        (780)       6,614       (1,492)
        Income taxes                                      (44)       5,035       (8,523)        (323)       3,000         (642)
                                                 ------------ ------------ ------------ ------------ ------------ ------------

   (Loss) income from continuing operations              (284)       6,805      (13,351)        (457)       3,614         (850)

   Discontinued operations (1)                         16,369       35,219       21,809       17,268        6,045        8,504
                                                 ------------ ------------ ------------ ------------ ------------ ------------

   Net income before extraordinary item                16,085       42,024        8,458       16,811        9,659        7,654

   Extraordinary item -- loss from
      early extinguishment of debt
      (net of $747 tax benefit)                             -        1,144            -            -            -            -
                                                 ------------ ------------ ------------ ------------ ------------ ------------

   Net income                                         $16,085      $40,880       $8,458      $16,811       $9,659       $7,654
                                                 ============ ============ ============ ============ ============ ============

Basic earnings per share data
   From continuing operations                          ($0.01)       $0.32       ($0.64)      ($0.02)       $0.18       ($0.04)
   From discontinued operations                          0.82         1.69         1.05         0.83         0.30         0.44
   From extraordinary items                                 -        (0.05)           -            -            -            -
                                                 ------------ ------------ ------------ ------------ ------------ ------------
   Net income                                           $0.81        $1.96        $0.41        $0.81        $0.48        $0.40
                                                  ===========  ===========  ===========  ===========  ===========  ===========

Diluted earnings per share data
   From continuing operations                          ($0.01)       $0.32       ($0.64)      ($0.02)       $0.18       ($0.04)
   From discontinued operations                          0.82         1.66         1.05         0.83         0.30         0.44
   From extraordinary items                                 -        (0.05)           -            -            -            -
                                                 ------------ ------------ ------------ ------------ ------------ ------------
   Net income                                           $0.81        $1.93        $0.41        $0.81        $0.48        $0.40
                                                  ===========  ===========  ===========  ===========  ===========  ===========

Weighted average common shares outstanding (2)         19,979       20,893       20,876       20,827       20,175       19,105
                                                  ===========  ===========  ===========  ===========  ===========  ===========

 (1) Discontinued operations represents the income of the discontinued franchising business less applicable income taxes of $11,825, $25,165, $15,923, $13,467, $5,019, and $6,422, respectively)

 (2) Weighted average common shares outstanding represents the weighted average common shares outstanding of the Company's parent Manor Care, Inc. for fiscal years 1993 through 1996. Fiscal year 1997 represents the weighted average common shares of Manor Care, Inc. for the period through November 1, 1997. The period following November 1, 1997 represents the weighted average common shares of the Company. Fiscal year 1993 through 1997 have been adjusted for the one-for-three reverse stock split.

                                                 For the seven
                                                 months ended                        For the year ended
                                                 December 31,                              May 31,
                                                              ----------------------------------------------------------------
                                                     1997         1997         1996         1995         1994         1993
                                                 ------------ ------------ ------------ ------------ ------------ ------------
Balance Sheet Data
   Total assets                                       400,983      426,429      328,311      254,229      178,652      105,389
   Notes payable to Manor Care, Inc.                        -       37,022      147,023      119,823       68,361            -
   Total debt                                         248,120      260,369      163,497      137,122       88,711        6,761
   Total liabilities                                  311,676      301,942      180,752      188,400      123,444       14,642
   Equity or investments and advances
      from Parent                                      89,307      124,487      147,559       65,829       55,208       90,747

ITEM 6.   SELECTED FINANCIAL DATA


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The Company owned and operated 76 hotels with 10,885 rooms in 26 states at December 31, 1997. The hotels are under the brand names Comfort, Clarion, Sleep, Quality, Mainstay, Rodeway and Econolodge. The Company's continuing business consists primarily of guest room revenue, meeting room revenue, and food and beverage revenue from owned and operated hotels.

  On October 15, 1997, the Company distributed, through a special dividend, its franchising business and European hotel operations ("New Choice") to shareholders. On the date of distribution, Company shareholders of record on October 7, 1997, received one share of New Choice (renamed Choice Hotels International, Inc.) for each share of the Company held. In addition, the Company, which was previously named Choice Hotels International, Inc., changed its name to Sunburst Hospitality Corporation and effected a one-for-three reverse stock split.

  European hotel operations, which were distributed with New Choice, are presented as part of continuing operations in the consolidated financial statements in accordance with generally accepted accounting principles.
However, for purposes of analyzing the operations of the Company, management focuses on domestic hotel operations. Therefore, the following discussion focuses on the results of operations of the domestic hotels which constitute the ongoing operations of the Company at December 31, 1997.

Comparison of Calendar Year 1997 and Calendar Year 1996  Domestic hotels
------------------------------------------------------------------------

  In September 1997, the Company changed its year end from May 31 to December
31. This change in fiscal year end, combined with the seasonality of the lodging industry, has a significant impact on the comparability of the seven months ended December 31, 1997 with prior fiscal years. To assist in comparisons, the following discusses the operating results of calendar year 1996 as compared to calendar year 1997.

  The following tables present calendar quarter and full calendar year information showing the results of operations of the Company's domestic hotels for calendar years 1996 and 1997 (in thousands, unaudited).

                                                                 Quarter ending
                                 ----------------------------------------------------------------------------
                                       March 31            June 30         September 30        December 31
                                 ----------------------------------------------------------------------------
Year ended December 31, 1997
     Domestic Revenue                         41,258             46,982             49,052             42,760
     Domestic EBITDA (1)                      11,793             15,484             14,092              3,294

Year ended December 31, 1996
     Domestic Revenue                         34,656             40,987             43,615             37,683
     Domestic EBITDA (1)                       8,542              2,585             13,226              7,413

________________________

(1) EBITDA consists of the sum of net income (loss), interest expense, income taxes, and depreciation and amortization. EBITDA is presented because such data is used by certain investors to determine the Company's ability to meet debt service, fund capital expenditures and expand its business. The Company considers EBITDA to be an indicative measure of operating performance particularly due to the large amount of depreciation and amortization. Such information should not be considered an alternative to net income, operating income, cash flow from operations or any other operating or liquidity performance measure prescribed by GAAP. Cash expenditures (including nondiscretionary expenditures) for various long-term assets, interest expense and income taxes have been, and will be, incurred which are not reflected in the EBITDA presentation and therefore EBITDA does not represent funds available for management's discretionary use.

                                                                    Year ending
                                                                    December 31,
                                                  ----------------------------------------------
                                                            1997                   1996
                                                  ----------------------------------------------
Revenues
   Rooms                                                         $157,380               $137,114
   Food and beverage                                               14,991                 12,950
   Other                                                            7,681                  6,877
                                                  ----------------------------------------------
         Total revenues                                           180,052                156,941
                                                  ----------------------------------------------
 Operating Expenses
   Departmental Expenses
      Rooms                                                        45,607                 39,701
      Food and beverage                                            11,972                 10,835
      Other                                                         2,828                  2,400
   Undistributed Operating Expenses
      Administrative and general                                   16,662                 18,520
      Marketing                                                    14,975                 13,895
      Utility costs                                                 9,399                  8,423
      Property operation and maintenance                            9,815                  8,922
      Property taxes, rent and insurance                            7,933                  7,521
      Depreciation and amortization                                22,142                 17,335
      Corporate                                                    11,079                  6,383
      Provision for asset impairment and other
         non-recurring charges                                      5,119                  8,575
                                                  ----------------------------------------------
            Total operating expenses                              157,531                142,510
                                                  ----------------------------------------------

Operating income                                                   22,521                 14,431
                                                  ----------------------------------------------
Interest expense                                                   16,461                 12,726
                                                  ----------------------------------------------

Income from continuing operations before
   Income taxes                                                     6,060                  1,705
      Income taxes                                                  2,629                    716
                                                  ----------------------------------------------
Income from continuing operations                                   3,431                    989
                                                  ==============================================

Basic Earnings Per Share                                            $0.17                  $0.05
                                                  ==============================================

     Domestic hotel revenues increased from $156.9 million in calendar year 1996 to $180.1 million in calendar year 1997, an increase of 14.7%. Domestic gross operating margin (operating income before corporate expense, depreciation and amortization, and non-recurring charges), increased from 29.8% in 1996 to 33.8% in 1997. Increases in revenues were due to improved Revenue Per Available Room ("RevPAR") and an increase in the number of hotels from 69 at the end of 1996 to 76 at the end of 1997. The Company utilizes RevPAR, which is calculated by multiplying the percentage of occupied rooms by the average daily room rate realized, as a measure of the operating performance of its hotels. Overall, RevPAR increased from $39.34 to $41.68, an increase of 6.0%. Increases in RevPAR by service sector are consistent with industry trends and are caused principally by aggressive rate increases. Average daily rates for the Company's full-service hotels increased 6.9% to $65.68 in calendar year 1997. Limited-service average daily rates of $58.25 in calendar year 1997 represented a 6.1% increase over the prior year. Consistent with past experience, hotels recently acquired and renovated enjoyed substantial RevPAR increases. For example, hotels acquired in fiscal year 1995 experienced a 12.0% increase in RevPAR and hotels acquired in 1996 had a 19.7% increase in RevPAR.

Comparison of Seven Months Ended December 31, 1997 and Seven Months Ended
-------------------------------------------------------------------------
December 31, 1996 Operating Results
-----------------------------------

     Hotel revenues increased from $106.5 million for the seven months ended December 31, 1996, to $114.6 million for the same period of 1997. Domestic hotel revenues during those seven month periods increased from $95.5 million to $107.6 million, an increase of 12.7%. This increase in revenue was primarily a result of additional rooms achieved through hotel acquisition and development and overall RevPAR increases. At December 31, 1996, there were 69 domestic hotels open and operating as compared to 76 hotels as of December 31, 1997. The additional hotels contributed $3.6 million to the revenue increase. Domestic RevPAR for the comparative periods by service level are as follows:

                                                    1997           1996          % Increase
                                                -------------  ------------  ------------------
Full Service                                           $42.96        $40.51               6.0%
Limited Service                                        $40.20        $39.19               2.6%
Suite                                                  $47.01        $48.39              (2.9%)
Combined                                               $41.67        $40.38               3.2%

     The Company's full-service hotels enjoyed RevPAR increases higher than the overall industry averages. The Company's limited service hotels, notwithstanding a 5.6% increase in ADR to $59.11, saw the rate of RevPAR growth slow as occupancies declined. The suite RevPAR comparison was impacted by the opening and occupancy ramp-up of two MainStay Suite hotels opened late in the calendar year.

     Hotels recently acquired and renovated continue to lead in terms of RevPAR growth as it typically takes several years to reach stabilized levels of operating performance. For example, hotels acquired and renovated in fiscal year 1996 realized a 20.0% RevPAR increase.

     Domestic operating income before non-recurring provisions amounted to $14.5 million during the seven months ended December 31, 1997. This compares to $14.4 million during the same period in the preceding year. Increases in depreciation and amortization due to the Company's development program and increases in general corporate expenses relating to the Company's emergence as a separate, stand-alone company, impact the year-over-year comparison of these stub periods.

     Earnings before interest, taxes, depreciation and amortization (EBITDA) and before non-recurring provisions was $29.2 million for the seven months ended December 31, 1997. This compares to $26.4 million for the same period in the preceding year. Property level gross operating profit, however, increased from $31.2 million in the seven month period ended December 31, 1996 to $37.4 million for the same period ended December 31, 1997, an increase of 19.9%. An increase in general corporate expense from 4.5% of revenues in 1996 to 7.2% of revenues in 1997 was due primarily to incremental costs associated with the Company's emergence as a stand-alone, publicly traded company and other investments in infrastructure to support a growing company.

     Included in provision for asset impairment and other non-recurring charges in 1997 are non-recurring loss provisions totaling $5.1 million (pre-tax). This loss provision was recorded in December 1997 in order to reserve $2.1 million of previously capitalized costs and future payment obligations related to a data processing services agreement and computer system which will be replaced in 1998, to accrue the estimated cost of $1.0 million for future lease costs associated with space the Company has vacated, and to reserve $2.0 million for future obligations related to an agreement expiring in May, 1999, for services which the Company will no longer utilize and, therefore, have no future benefits. The service and lease agreements are with Manor Care and New Choice and were entered into in conjunction with the distribution and the Manor Care distribution. Recent corporate decisions, including a consolidation of leased office space, resulted in the recognition of these costs currently.

     Interest expense increased from $8.6 million for the seven months ended December 31, 1996 to $10.1 million for the same period of 1997, an increase of 17.4%. The increase results from an increased amount of debt outstanding over the respective periods. The Company's debt has increased over the period to fund the acquisition and development of hotels.

     The Company had a loss from continuing operations of $284,000 for the seven months ended December 31, 1997 as compared to income of $3.6 million for the same period of 1996. The decrease in income from continuing operations results primarily from the provision for asset impairment and other non-recurring charges and the increase in interest expense for the period ended December 31, 1997.

     Income from discontinued operations amounted to $16.4 million in the seven months ended December 31, 1997 compared to $22.5 million in the same period in the prior year as those amounts reflect the spun-off franchise business only through the October 15, 1997 distribution date.

     Included in continuing operations but also spun-off at October 16, 1997 were the Company's European hotel operations which contributed $7.0 million of revenue and $0.4 million of operating income in 1997 compared to $11.0 million of revenue and $0.4 million of operating income in the prior year.

Comparison of Fiscal Year 1997 and Fiscal Year 1996 Operating Results
---------------------------------------------------------------------

     Sunburst's domestic revenues were $168.0 million for fiscal year 1997, an increase of 24.4% from $135.0 million for fiscal year 1996. The increases in revenue were primarily the result of additional rooms achieved through hotel acquisitions and the construction of new hotels. Overall average daily room rates increased 6.5% from fiscal year 1996 to fiscal year 1997, and occupancy increased 3.1% over the corresponding period. Revenue per available room, or RevPAR, increased to $40.96 from $37.28, an improvement of 9.9%. Increases in food and beverage sales of $2.0 million in fiscal year 1997 also contributed to revenue growth.

     Domestic operating expenses increased $12.7 million or 10.0% in fiscal year 1997 resulting primarily from the addition of six hotels during the year and to a lesser extent a $1.1 million increase in food and beverage costs.

     Depreciation expense increased 24.0% in fiscal year 1997 as a result of the addition of new hotels and renovation of existing hotel properties during fiscal years 1997 and 1996.

     Hotel gross operating margins increased to 30.2% in fiscal year 1997 from 26.0% in fiscal year 1996 due primarily to RevPAR increases significantly in excess of increases in operating costs.

     General corporate expense was 4.1% of revenue in fiscal year 1997 as compared to 5.2% of revenue in 1996. Operating income, before non-recurring provisions, increased from $15.6 million in 1996 to $27.7 million in 1997. Operating income margins, exclusive of non-recurring charges, increased from 10.1% in fiscal 1996 to 14.9% in fiscal 1997. Income from continuing operations before income taxes and non-recurring charges amounted to $11.8 million in 1997, an increase from $2.7 million in 1996.

     During fiscal 1996, the Company recorded a provision for asset impairment and other non-recurring charges amounting to $24.6 million (pre-tax). The provision related primarily to the impairment of certain European hotel operations subsequently spun-off with New Choice.

     Interest expense for the Company increased $3.1 million or 23.8% in fiscal year 1997 as a result of increased borrowings to support the development program.

     The discontinued franchise operations spun-off in October 1997 contributed $35.2 million of the after-tax income in 1997, an increase of 61.5% from the $21.8 million contributed in fiscal year 1996.

     The Company incurred an extraordinary loss of $1.1 million (net of tax) in fiscal year 1997 in connection with the prepayment of debt to Manor Care, Inc.

Comparison of Fiscal Year 1996 and Fiscal Year 1995 Operating Results
---------------------------------------------------------------------

     The Company's revenues increased 35.0% from $114.5 million in fiscal year 1995 to $154.6 million in fiscal year 1996. Domestic revenues increased 40.8%, or $39.1 million, in fiscal year 1996 compared to fiscal year 1995. The increase in domestic revenues is attributable primarily to the net addition of 17 hotels to the Company's portfolio and an 8.4% increase in RevPAR. In addition, food and beverage revenues increased 40.3% in fiscal year 1996 as compared to fiscal year 1995, also contributing to the increase in total revenues.

     Total operating expenses, excluding the provision for asset impairment of $24.6 million, increased 31.0%, or $32.9 million. The increase in operating expenses, which is consistent with the Company's revenue growth over the period, is a result of the increase in the number of hotels owned and operated over the period.

     Overall, the Company had an operating loss for fiscal year 1996 as a result of the provision for asset impairment and other non-recurring charges.
Excluding the impact of the provision for impairment, the Company`s operating income increased $7.2 million to $15.6 million as compared to $8.4 million in 1995. The operating margins for fiscal year 1996, excluding the impairment provision, increased from 7.3% in fiscal year 1995 to 10.1% in fiscal year 1996.

     Interest expense increased 40.2% in fiscal year 1996 as compared to fiscal year 1995. The $3.7 million increase results from additional funds borrowed under the note payable to Manor Care, Inc. for the acquisition of hotels.

     Income from discontinued operations, which contributed to the Company's net income in fiscal years 1995 and 1996, increased 26.3% in fiscal year 1996, to $21.8 million (net of taxes).

Liquidity and Capital Resources
-------------------------------

     Net cash provided by operating activities was $42.2 million for the seven months ended December 31, 1997, as compared to $87.3 million, $55.4 million, and $49.5 million for fiscal years 1997, 1996, and 1995, respectively.

     The Company maintains an $80 million committed line of credit with a group of four banks to support on-going operations and to fulfill capital requirements. The credit facility expires in October 2000. At December 31, 1997, availability under that line of credit amounted to $69.0 million of which $16.0 million was drawn. The facility's availability will expand to the full $80 million level as the Company's cash flow increases. The Company intends to aggressively develop MainStay Suites, a mid-priced extended stay hotel product. At December 31, 1997, three MainStay Suites were open and operating with another 12 under construction. In addition to those under construction, there are another 6 projects in development. The cost to develop a MainStay Suite averages approximately $5.7 million. In order for the Company to continue on a long-term basis the MainStay development program, additional capital will be required. Subject to market conditions, the Company anticipates raising additional equity and debt capital during calendar year 1998.

     At the distribution date, the Company owed New Choice $115.0 million in the form of a pay-in-kind subordinated note with a five year maturity. The note provides additional financial flexibility due to the fact that accrued interest is payable at maturity. The Company does, however, expect to refinance the New Choice note with a longer-term and lower cost subordinated debt financing as soon as practicable.

     At the distribution date, Sunburst owed New Choice an additional approximately $15.0 million relative to the final allocation of assets, liabilities and equity between the two parties. Sunburst intends to repay this to New Choice on or before December 31, 1998. In addition to the approximately $15.0 million, the Company owes New Choice for the reimbursement of various expenses subsequent to the date of distribution. These amounts are classified as "Payable to Choice Hotels International, Inc." on the balance sheet.

     On April 23, 1997, the Company, through its indirect subsidiary, First Choice Properties, completed an offering of $117.5 million multi-class mortgage pass-through certificates, which are non-recourse and collateralized by 37 hotel properties with a net book value of $145.4 million owned by the Company. The certificates bear a 7.8% blended weighted average interest rate and have a final maturity of May 5, 2012. The 37 hotel properties so collateralized reported EBITDA of $18.2 million for the seven months ended December 31, 1997. The Company used the proceeds to repay debt payable to its former parent, Manor Care, Inc.

     At December 31, 1997, the Company's debt to book capitalization amounted to 73.5%, while debt to market capitalization was 55.7%. Debt to domestic hotel EBITDA amounted to 5.6:1 and domestic hotel EBITDA to domestic hotel interest was 2.7:1 for the calendar year 1997.

     Notwithstanding the real estate intensive nature of the Company's business, the Company's objective is to reduce its overall leverage while continuing to grow through development. In addition to a planned equity offering, the Company intends to strategically dispose of mature hotels and utilize the proceeds to retire debt. The Company has identified six such properties which will be marketed for sale in calendar 1998.

     While cash flow along with the credit available under the Company's bank facility and the proceeds from the sale of the six identified hotels is expected to be adequate to fund operations and committed construction projects, accessing additional capital is imperative in order for the Company to continue executing its development and growth plans.

     Excluding development, recurring capital expenditures required to maintain operating assets in the appropriate condition are estimated to be approximately $15 million per year. Planned capital expenditures for the development of MainStay Suites and Sleep Inns in 1998 are projected to be approximately $83.6 million. Planned capital expenditures for the development of MainStay Suites in calendar 1999 are projected to be $93.5 million. Sunburst may also pursue additional acquisitions of significantly under valued properties.

Year 2000
----------

     Many existing computer programs use two digits to identify a year. These programs were designed and developed without considering the impact of the upcoming change in the century. If the programs are not corrected, computer applications could fail or create erroneous results at the turn of the century.

     The Company is currently evaluating the impact the year 2000 will have on its operations. While there is currently no estimate of the cost of addressing the issue and the full implication of the problem on the Company's operations is not yet known, it is not, at this time, believed to be significant.

Seasonality
-----------

     Demand at many of the hotels is affected by recurring seasonal patterns, depending upon the location of the hotel. Accordingly, the Company's operations are seasonal in nature, with lower revenue and operating profit in November through February and higher revenue and operating profit in March through October.

Inflation
---------

     Inflation has not had a material effect on the revenues or operating results of the Company during the seven months ended December 31, 1997 or the three fiscal years ended May 31, 1997.


Forward Looking Statements
--------------------------

     Management's Discussion and Analysis, as well as other parts of this Annual Report on Form 10-K, contain information based on management's beliefs and forward-looking statements that involve a number of risks, uncertainties and assumptions. There can be no assurances that actual results will not materially differ from the forward-looking statements as a result of various factors, including, but not limited to: the Company's substantial leverage and its plan to realize cash proceeds through leveraging its remaining assets; its plans to make selected strategic investments and acquisitions and develop new hotels; its success in implementing its business strategy, including its success in arranging financing where required; competition; government regulation; and general economic and business conditions. The Company's intentions with respect to the development of MainStay Suites and other new hotels is subject to: the Company's ability to access sufficient capital to continue such development; the acceptance of and demand for such products by the consumer and competition.

Item 8.  Financial Statements and Supplementary Data.

                                                                  Page
                                                                  ----

         Report of Independent Public Accountants                   24
         Consolidated Balance Sheets                                25
         Consolidated Statements of Income                          26
         Consolidated Statements of Cash Flows                      27
         Consolidated Statements of Stockholders' Equity            28
         Notes to Consolidated Financial Statements              29-44

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Stockholders of Sunburst Hospitality Corporation:

     We have audited the accompanying consolidated balance sheets of Sunburst Hospitality Corporation and subsidiaries (the "Company" formerly Choice Hotels International, Inc., see Basis of Presentation) as of December 31, 1997 and May 31, 1997, the related consolidated statements of income and cash flows for the seven months ended December 31, 1997, and each of the three fiscal years in the period ended May 31, 1997, and stockholders' equity for the seven months ended December 31, 1997 and May 31, 1997. These financial statements and schedules referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sunburst Hospitality Corporation as of December 31, 1997, and May 31, 1997, and the results of its operations and its cash flows for the seven months ended December 31, 1997 and each of the three fiscal years in the period ended May 31, 1997, and the stockholders' equity for the seven months ended December 31, 1997 and May 31, 1997 in conformity with generally accepted accounting principles.

     Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedules listed in the index at Item 14(a)(2) are presented for purposes of complying with the Securities and Exchange Commission's rules and are not part of the basic financial statements. These schedules have been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.


                                     Arthur Andersen LLP


Washington, D.C.
February 4, 1998

                       SUNBURST HOSPITALITY CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                                (IN THOUSANDS)

                                                                         As of
                                                               -------------------------
                                                               December 31,    May 31,
                                                                   1997         1997
                                                               ------------ ------------
                                    ASSETS

Real estate, net                                                   $371,305     $338,419
Receivables (net of allowance for doubtful
   accounts of $616 and $585, respectively)                           6,261        7,659
Deferred income taxes ($0 and $7,205, respectively)
   and other assets                                                  17,509       20,982
Cash and cash equivalents                                             5,908        7,033
Net investment in discontinued operations                                 -       52,336
                                                               ------------ ------------

      Total assets                                                 $400,983     $426,429
                                                               ============ ============

                     LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES

Debt
   Mortgages and other long term debt                              $133,648     $223,347
   Note payable to Manor Care, Inc.                                       -       37,022
   Note payable to Choice Hotels International, Inc.                114,472            -
                                                               ------------ ------------
                                                                    248,120      260,369

Accounts payable                                                     24,053       25,605
Payable to Choice Hotels International, Inc.                         25,066            -
Accrued expenses                                                     12,010       15,968
Deferred income taxes ($1,378 and $0, respectively) and
  other liabilities                                                   2,427            -
                                                               ------------ ------------

      Total liabilities                                             311,676      301,942
                                                               ------------ ------------


STOCKHOLDERS' EQUITY

Common stock (60,000,000 and 160,000,000 authorized, at $0.01 par value, 21,366,282 and 63,862,671 issued and 19,947,042 and
   60,164,947 outstanding at December 31, 1997 and May 31, 1997,
   respectively)                                                        200          602
Additional paid-in-capital                                          105,653      113,828
Retained earnings                                                   (16,546)      17,075
Cumulative translation adjustment                                         -       (7,018)
                                                               ------------ ------------

      Total stockholders' equity                                     89,307      124,487
                                                               ------------ ------------

      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                   $400,983     $426,429
                                                                ===========  ===========


The accompanying notes are an integral part of these Consolidated Balance
Sheets.

                       SUNBURST HOSPITALITY CORPORATION
                       CONSOLIDATED STATEMENTS OF INCOME
                   (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                    For the seven months
                                                           ended            For the fiscal year ended
                                                        December 31,                   May 31,
                                                        ------------   ------------ ------------ ------------
                                                            1997           1997         1996         1995
                                                        ------------   ------------ ------------ ------------
REVENUES

   Rooms                                                    $100,670       $165,239     $137,001     $101,381
   Food and beverage                                           9,231         13,356       11,392        8,121
   Other                                                       4,652          7,158        6,232        5,012
                                                        ------------   ------------ ------------ ------------

      Total revenues                                         114,553        185,753      154,625      114,514
                                                        ------------   ------------ ------------ ------------

OPERATING EXPENSES

   Departmental Expenses
      Rooms                                                   33,484         58,502       51,657       43,168
      Food and beverage                                        7,319         10,887        9,792        6,866
      Other                                                    1,530          2,674        2,570        1,476
   Undistributed Operating Expenses
      Administrative and general                               9,486         17,990       16,358       11,550
      Marketing                                                8,862         14,545       12,152        9,008
      Utility costs                                            5,697          8,816        7,712        5,670
      Property operation and maintenance                       5,746          9,428        8,118        5,891
      Property taxes, rent and insurance                       5,010          6,857        6,044        3,959
      Depreciation and amortization                           14,246         20,632       16,636       12,513
      Corporate                                                8,244          7,691        8,026        6,038
      Provision for asset impairment and other
         non-recurring charges                                 5,119              -       24,595            -
                                                        ------------   ------------ ------------ ------------
         Total operating expenses                            104,743        158,022      163,660      106,139
                                                        ------------   ------------ ------------ ------------

   OPERATING INCOME (LOSS)                                     9,810         27,731       (9,035)       8,375
                                                        ------------   ------------ ------------ ------------

   INTEREST EXPENSE                                           10,138         15,891       12,839        9,155
                                                        ------------   ------------ ------------ ------------

   INCOME (LOSS) FROM CONTINUING
      OPERATIONS BEFORE INCOME TAXES                            (328)        11,840      (21,874)        (780)
      Income taxes                                               (44)         5,035       (8,523)        (323)
                                                        ------------   ------------ ------------ ------------

   INCOME (LOSS) FROM CONTINUING OPERATIONS                     (284)         6,805      (13,351)        (457)

   DISCONTINUED OPERATIONS:  Income from
      operations of discontinued franchising business
      (less applicable income taxes of $11,825, $25,165,
      $15,923 and $13,467, respectively)                      16,369         35,219       21,809       17,268
                                                        ------------   ------------ ------------ ------------

   NET INCOME BEFORE EXTRAORDINARY ITEM                       16,085         42,024        8,458       16,811

   EXTRAORDINARY ITEM -- LOSS FROM
      EARLY EXTINGUISHMENT OF DEBT (NET
      OF $747 TAX BENEFIT)                                         -          1,144            -            -
                                                        ------------   ------------ ------------ ------------

   NET INCOME                                                $16,085        $40,880       $8,458      $16,811
                                                        ============   ============ ============ ============

   Basic earnings per share
   ------------------------
      From continuing operations                              ($0.01)         $0.32       ($0.64)      ($0.02)
      From discontinued operations                              0.82           1.69         1.05         0.83
      From extraordinary item                                      -          (0.05)           -            -
                                                        ------------   ------------ ------------ ------------
      Earnings per share                                       $0.81          $1.96        $0.41        $0.81
                                                        ============   ============ ============ ============

   Diluted earnings per share
   --------------------------
      From continuing operations                              ($0.01)         $0.32       ($0.64)      ($0.02)
      From discontinued operations                              0.82           1.66         1.05         0.83
      From extraordinary item                                      -          (0.05)           -            -
                                                        ------------   ------------ ------------ ------------
      Earnings per share                                       $0.81          $1.93        $0.41        $0.81
                                                        ============   ============ ============ ============

The accompanying notes are an integral part of these Consolidated Statements of Income.

                       SUNBURST HOSPITALITY CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (IN THOUSANDS)

                                                                 For the seven
                                                                 months ended          For the fiscal year ended
                                                                 December 31,                   May 31,
                                                                 ------------  ------------ ------------ ------------
CASH FLOWS FROM OPERATING ACTIVITIES                                 1997          1997         1996         1995
                                                                 ------------  ------------ ------------ ------------

Income (loss) from continuing operations                            $    (284)    $   5,661    $ (13,351)    $   (457)

Reconciliation of net income to net cash
   provided by operating activities:
   Depreciation and amortization                                       14,246        20,632       16,636       12,513
   Amortization of deferred financing fees                                248             -            -            -
   Amortization of debt discount                                          528            29           34          171
   Provision for bad debts, net                                           247           560          289          214
   Decrease in deferred taxes                                             695         2,920       (7,726)         759
   Loss on sale of operating hotel                                          -           220          584            -
   Provision for asset impairment and other non-recurring
      charges                                                           5,119             -       19,420            -
Change in assets and liabilities:
   Change in receivables                                                 (152)       (1,686)         468       (1,008)
   Change in other assets                                                (357)       (3,963)      (3,106)      (1,786)
   Change in accounts payable and accrued expenses                     (6,675)       17,391        7,722        1,952
   Increase in payable to Choice Hotels International, Inc.            10,066             -            -            -
   Change in current taxes receivable                                  (2,310)       (1,230)       1,441          476
   Change in other liabilities                                              -             -          384       (4,790)
                                                                 ------------  ------------ ------------ ------------
      Net cash provided by continuing operations                       21,371        40,534       22,795        8,044
      Net cash provided by discontinued operations                     20,876        46,724       32,645       41,454
                                                                 ------------  ------------ ------------ ------------
      Net cash provided by operating activities                        42,247        87,258       55,440       49,498
                                                                 ------------  ------------ ------------ ------------

CASH FLOWS FROM INVESTING ACTIVITIES
   Investment in property and equipment                               (61,460)      (75,523)     (46,966)     (27,896)
   Acquisition of operating hotels                                          -        (5,550)     (49,617)     (59,766)
   Distribution of New Choice                                          (4,166)            -            -            -
   Proceeds from sale of property and equipment                           170         2,522        5,479            -
                                                                 ------------  ------------ ------------ ------------
      NET CASH UTILIZED BY CONTINUING OPERATIONS                      (65,456)      (78,551)     (91,104)     (87,662)
      NET CASH UTILIZED BY DISCONTINUED OPERATIONS                   (118,474)      (15,864)     (78,844)      (6,993)
                                                                 ------------  ------------ ------------ ------------
      NET CASH UTILIZED BY INVESTING ACTIVITIES                      (183,930)      (94,415)    (169,948)     (94,655)
                                                                 ------------  ------------ ------------ ------------

CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from mortgages and other long term debt                    16,023       208,000            -            -
   Proceeds from note payable to Choice Hotels International, Inc.    115,000             -            -            -
   Principal payments of debt                                         (92,171)       (1,157)        (645)      (2,890)
   (Principal payments on) proceeds from notes payable to Manor
      Care, Inc.                                                      (37,022)     (110,000)      27,201       51,461
   Payment of financing fees                                                -        (3,959)           -            -
   Proceeds from issuance of common stock                               1,153         3,410            -            -
   Purchases of treasury stock                                        (10,554)      (53,150)           -            -
   Payable to Choice Hotels International, Inc. for net worth
      guarantee                                                        15,000             -            -            -
   Advances (to) from Manor Care, Inc., net                                 -        (9,971)      73,272       (6,190)
                                                                 ------------  ------------ ------------ ------------
      NET CASH PROVIDED BY CONTINUING OPERATIONS                        7,429        33,173       99,828       42,381
      NET CASH PROVIDED BY (UTILIZED BY) DISCONTINUED OPERATIONS      129,337       (19,730)      17,131        2,075
                                                                 ------------  ------------ ------------ ------------
      NET CASH PROVIDED BY FINANCING ACTIVITIES                       136,766        13,443      116,959       44,456
                                                                 ------------  ------------ ------------ ------------

NET CHANGE IN CASH AND CASH EQUIVALENTS                                (4,917)        6,286        2,451         (701)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                       10,825         4,539        2,088        2,789
                                                                 ------------  ------------ ------------ ------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                          $   5,908     $  10,825    $   4,539     $  2,088
                                                                 ============  ============ ============ ============

Cash and cash equivalents of continuing operations                  $   5,908     $   7,033    $   1,436     $  1,661
Cash and cash equivalents of discontinued operations                $       -     $   3,792    $   3,103     $    427

The accompanying notes are an integral part of these Consolidated Statements of Cash Flows.

                       SUNBURST HOSPITALITY CORPORATION
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                         (IN THOUSANDS, EXCEPT SHARES)


                               Common Stock         Additional    Translation    Retained
                         -------------------------
                              Shares       Amount  Paid-in-Capital Adjustment    Earnings
                         ---------------- -------- ------------   ------------ ------------
DISTRIBUTION FROM
MANOR CARE INC.,
NOV. 1, 1996                   63,081,129     $631     $162,512        $(1,750) $         -

Net income                                                                           40,880

Transfer of net income
to Manor Care, Inc.                                                                 (23,805)

Exercise of stock
options/grants                    781,542        8        4,651

Translation adjustment                                                  (5,268)

Treasury purchases             (3,697,724)     (37)     (53,335)
                          -----------------------------------------------------------------

BALANCE, MAY 31, 1997          60,164,947     $602     $113,828        $(7,018)     $17,075
                          -----------------------------------------------------------------

Net income                                                                           16,085

Adjustment to Nov. 1, 1996
distribution from Manor
Care Inc.                                                                            (1,044)

Exercise of stock
options/grants                    202,386        2        1,910

Stock grants issued
from Treasury shares               13,786                    65

Treasury purchases               (588,931)      (6)     (10,548)

Translation adjustment                                                  (1,644)

Distribution of Franchising                                              8,662      (48,662)

One-for-three reverse
stock split on October
15, 1997                      (39,845,146)    (398)         398
                          -----------------------------------------------------------------

BALANCE, DECEMBER 31, 1997     19,947,042     $200     $105,653        $     -     ($16,546)
                          =================================================================

The accompanying notes are an integral part of these Consolidated Statements of Stockholders' Equity.

                       SUNBURST HOSPITALITY CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

BASIS OF PRESENTATION

On March 7, 1996, Manor Care, Inc. ("Manor Care") announced its intention to proceed with the separation of its lodging business from its health care business through a Spinoff of its lodging business (the "Manor Care Distribution"). On September 30, 1996 the Board of Directors of Manor Care declared a special dividend to its shareholders of one share of common stock of Choice Hotels International Inc. (the "Company") for each share of Manor Care stock, and the Board of Directors set the Record Date and the Distribution Date. The Manor Care Distribution was made on November 1, 1996 to holders of record of Manor Care's common stock on October 10, 1996.

The Manor Care Distribution separated the lodging and health care businesses of Manor Care into two public corporations. At that time, the operations of the Company consisted principally of the hotel franchise operations and the owned and managed hotel operations formerly conducted by Manor Care directly or through its subsidiaries (the "Lodging Business").

On November 1, 1996, concurrent with the Manor Care Distribution, the Company changed its name from Choice Hotels Holdings, Inc. to Choice Hotels International, Inc. and the Company's franchising subsidiary, formerly named Choice Hotels International, Inc., changed its name to Choice Hotels Franchising, Inc. ("New Choice").

On April 29, 1997, the Company's Board of Directors announced its intention to separate the Company's franchising business from its owned hotel business. On September 16, 1997 the Board of Directors and shareholders of the Company approved the separation of the businesses through a Spinoff of the franchising business, along with the Company's European hotel and franchising operations, to its shareholders (the "distribution"). The Board of Directors set October 15, 1997 as the date of distribution and on that date, Company shareholders received one share in New Choice (renamed "Choice Hotels International, Inc.") for every share of Company stock held on October 7, 1997 (the date of record). Concurrent with the October 15, 1997 distribution date, the Company changed its name to Sunburst Hospitality Corporation and effected a one-for-three reverse stock split of its common stock.

The consolidated financial statements present the financial position, results of operations and cash flows of the Company for the period prior to November 1, 1996 as if it were formed as a separate entity of Manor Care. In connection with the Spinoff of the franchising business, the Company has presented the franchising business as a discontinued operation in the consolidated financial statements. Although the Company's European hotel operations were distributed to shareholders along with the franchising business, generally accepted accounting principles do not permit presenting this operation as discontinued. Therefore, the European hotel operations are included in continuing operations. The following tables illustrate the impact of the European hotel operations on the continuing operations of the Company (in thousands).

        SEVEN MONTHS ENDED            DOMESTIC HOTEL       EUROPEAN HOTEL        CONTINUING
        DECEMBER 31, 1997               OPERATIONS           OPERATIONS          OPERATIONS

-----------------------------------------------------------------------------------------------
Revenues                                      $107,574               $6,979            $114,553
Operating expenses                              98,169                6,574             104,743
                                  -------------------------------------------------------------
Operating income                                 9,405                  405               9,810
                                  -------------------------------------------------------------
Interest expense                                 9,800                  338              10,138
                                  -------------------------------------------------------------
Pretax income (loss)                              (395)                  67                (328)
   Income tax expense (benefit)                    (71)                  27                 (44)
                                  -------------------------------------------------------------
Net income (loss) from
  continuing operations                       $   (324)              $   40            $   (284)
                                  =============================================================

                       SUNBURST HOSPITALITY CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

        FISCAL YEAR ENDING              DOMESTIC HOTEL       EUROPEAN HOTEL        CONTINUING
           MAY 31, 1997                   OPERATIONS           OPERATIONS          OPERATIONS
------------------------------------------------------------------------------------------------
Revenues                                         $168,016             $17,737           $185,753
Operating expenses                                140,468              17,554            158,022
                                   -------------------------------------------------------------
Operating income                                   27,548                 183             27,731
                                   -------------------------------------------------------------
Interest expense                                   14,899                 992             15,891
                                   -------------------------------------------------------------
Pretax income (loss)                               12,649                (809)            11,840
   Income tax expense (benefit)                     5,355                (320)             5,035
                                   -------------------------------------------------------------
Net income (loss) from
  continuing operations                          $  7,294             $  (489)          $  6,805
                                   =============================================================

        FISCAL YEAR ENDING             DOMESTIC HOTEL        EUROPEAN HOTEL         CONTINUING
           MAY 31, 1996                  OPERATIONS            OPERATIONS           OPERATIONS
--------------------------------------------------------------------------------------------------
Revenues                                       $135,022              $ 19,603             $154,625
Operating expenses                              127,722                35,938              163,660
                                   ---------------------------------------------------------------
Operating income (loss)                           7,300               (16,335)              (9,035)
                                   ---------------------------------------------------------------
Interest expense                                 12,419                   420               12,839
                                   ---------------------------------------------------------------
Pretax loss                                      (5,119)              (16,755)             (21,874)
   Income tax benefit                            (1,913)               (6,610)              (8,523)
                                   ---------------------------------------------------------------
Net loss from
  continuing operations                        $ (3,206)             $(10,145)            $(13,351)
                                   ===============================================================

        FISCAL YEAR ENDING             DOMESTIC HOTEL      EUROPEAN HOTEL         CONTINUING
           MAY 31, 1995                  OPERATIONS          OPERATIONS           OPERATIONS
------------------------------------------------------------------------------------------------
Revenues                                        $95,876             $18,638             $114,514
Operating expenses                               85,777              20,362              106,139
                                   -------------------------------------------------------------
Operating income (loss)                          10,099              (1,724)               8,375
                                   -------------------------------------------------------------
Interest expense                                  9,155                   -                9,155
                                   -------------------------------------------------------------
Pretax income (loss)                                944              (1,724)                (780)
   Income tax expense (benefit)                     361                (684)                (323)
                                   -------------------------------------------------------------
Net income (loss) from
  continuing operations                         $   583             $(1,040)            $   (457)
                                   =============================================================

                                       DOMESTIC HOTEL      EUROPEAN HOTEL
        AS OF MAY 31, 1997               OPERATIONS          OPERATIONS          CONSOLIDATED
------------------------------------------------------------------------------------------------
Real estate, net                               $326,867             $11,552              $338,419
Net investment in discontinued
   operations                                    52,336                                    52,336
Other assets                                     25,312              10,362                35,674
                                   --------------------------------------------------------------
     Total assets                              $404,515             $21,914              $426,429
                                   ==============================================================

Debt                                           $246,840             $13,529              $260,369
Other liabilities                                38,907               2,666                41,573
                                   --------------------------------------------------------------
    Total liabilities                           285,747              16,195               301,942
                                   --------------------------------------------------------------
Stockholders' equity                            118,768               5,719               124,487
                                   --------------------------------------------------------------
    Total liabilities and
      stockholders'  equity                    $404,515             $21,914              $426,429
                                   ==============================================================

                       SUNBURST HOSPITALITY CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

An analysis of the activity in the "Advances (to) from Manor Care Inc., net" account for the two years ended May 31, 1996 and the five months ended October 31, 1996 is as follows (in thousands):

Balance, May 31, 1994                                                                 $ 55,208
Cash transfers to Manor Care                                                            (6,190)
Net income                                                                              16,811
                                                                           -------------------
Balance, May 31, 1995                                                                   65,829
Cash transfers from Manor Care                                                          73,272
Net income                                                                               8,458
                                                                           -------------------
Balance, May 31, 1996                                                                  147,559
Cash transfers to Manor Care                                                            (9,971)
Net income through October 31, 1996                                                     23,805
                                                                           -------------------
Balance, October 31, 1996                                                             $161,393
                                                                           ===================
FISCAL Year


In October 1997, the Company changed its fiscal year end from May 31 to December
31. Therefore, the period ending December 31, 1997 includes seven months of operations. Information for the comparable seven month period of June 1, 1996 through December 31, 1996 is included in the table below (unaudited, in thousands, except per share data).

                                     DOMESTIC HOTEL      EUROPEAN HOTEL         CONTINUING
(Unaudited)                            OPERATIONS          OPERATIONS           OPERATIONS
                                 -------------------------------------------------------------
Revenues                                      $95,535             $10,975             $106,510
Operating expenses                             70,364               9,746               80,110
Depreciation and amortization                  10,772                 813               11,585
                                 -------------------------------------------------------------
Operating income                               14,399                 416               14,815
Interest expense                                7,987                 606                8,593
                                 -------------------------------------------------------------
Pretax income (loss) from
   continuing operations                        6,412                (190)               6,222
Income tax expense (benefit)                    2,697                 (75)               2,622
                                 -------------------------------------------------------------
Income (loss) from continuing
   operations                                 $ 3,715             $  (115)            $  3,600
                                 =============================================================
Earnings per share:
    Basic                                       $0.18              $(0.01)               $0.17
                                 =============================================================

The following table presents the Company's results of operations for the full calendar year 1997 (unaudited, in thousands, except per share data).


(Unaudited)                          DOMESTIC HOTEL      EUROPEAN HOTEL         CONTINUING
                                       OPERATIONS          OPERATIONS           OPERATIONS
                                 -------------------------------------------------------------
Revenues                                     $180,052             $13,741             $193,793
Operating expenses                            135,388              12,401              147,789
Depreciation and amortization                  22,142               1,399               23,541
                                 -------------------------------------------------------------
Operating income                               22,522                 (59)              22,463
Interest expense                               16,461                 724               17,185
                                 -------------------------------------------------------------
Pretax income (loss) from
   continuing operations                        6,061                (783)               5,278
Income tax expense (benefit)                    2,629                (310)               2,319
                                 -------------------------------------------------------------
Income (loss) from continuing
   operations                                $  3,432             $  (473)            $  2,959
                                 =============================================================

Earnings per share:
    Basic                                       $0.17              $(0.02)               $0.15
                                 =============================================================

                       SUNBURST HOSPITALITY CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid investments with a maturity of three months or less at the date of purchase to be cash equivalents.

PRE-OPENING COSTS

Pre-opening costs of an operating nature incurred prior to the opening of hotel properties are deferred and amortized over two years for hotels opened prior to November 1, 1996 and one year for hotels opened after that date. Such costs, which are included in other assets, amounted to $1.2 million and $1.6 million, net of accumulated amortization, at December 31, 1997 and May 31, 1997, respectively.

REAL ESTATE

The components of real estate are as follows:

(In thousands)                                  December 31,          May 31,
                                                    1997                1997
                                           ---------------------------------------
Land                                                  $ 61,959            $ 56,009
Buildings                                              263,405             240,963
Furniture, fixtures and equipment                       70,598              68,704
Hotels under construction                               41,869              36,633
                                           ---------------------------------------
                                                       437,831             402,309
Less:  accumulated depreciation                        (66,526)            (63,890)
                                           ---------------------------------------
                                                      $371,305            $338,419
                                           =======================================

Depreciation has been computed for financial reporting purposes using the straight-line method. A summary of the ranges of estimated useful lives upon which depreciation rates have been based follows:

Building and improvements                                                  10-40 years
Furniture, fixtures and equipment                                          3-20 years

SELF-INSURANCE PROGRAM

Prior to the Manor Care Distribution, the Company participated in Manor Care's self-insurance program for certain levels of general and professional liability, automobile liability and workers' compensation coverage. The estimated costs of these programs were accrued at present values based on actuarial projections for known and anticipated claims. All self-insurance liabilities through November 1, 1996, were assumed by Manor Care.

Subsequent to the Manor Care distribution, the Company has maintained its own insurance program, which includes certain levels of retained risk. Estimated costs are accrued at present values based on actuarial projections for known and anticipated claims.

IMPAIRMENT POLICY

The Company evaluates the recoverability of long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability is measured based on net, undiscounted expected cash flows. Assets are considered to be impaired if the undiscounted expected cash flows are less than the carrying amount of the assets. Impairment charges are recorded based upon the difference between the carrying value of the asset and fair value.

                       SUNBURST HOSPITALITY CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CAPITALIZATION POLICIES

The Company capitalizes interest costs and property taxes incurred during the construction of capital assets. The Company capitalized $1.9 million and $0.8 million in interest costs for the seven months ending December 31, 1997 and the fiscal year ending May 31, 1997, respectively. Major renovations and replacements are capitalized to appropriate property and equipment accounts. Maintenance, repairs and minor replacements are charged to expense.

RECLASSIFICATIONS

Certain amounts previously presented have been reclassified to conform to the December 31, 1997 presentation. In addition, the Company's balance sheet was changed from a classified balance sheet to an unclassified balance sheet following the distribution of New Choice. This change was made in order to conform with real estate industry practice.

USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

INCOME TAXES

The Company was included in the consolidated Federal income tax returns of Manor Care prior to the Manor Care Distribution. Subsequent to November 1, 1996, the Company is a separate taxpayer and files its own tax returns. The income tax provision included in these consolidated statements reflects the historical income tax provision and temporary differences attributable to the operations of the Company on a separate return basis. Deferred taxes are recorded for the tax effect of temporary differences between book and tax income.

Income before income taxes from continuing operations was derived from the following (in thousands):

                                                 For the seven
                                                  months ended                 For the fiscal year ended May 31,
                                                  December 31,       ----------------------------------------------------
                                                       1997                  1997              1996             1995
                                              ---------------------------------------------------------------------------
Income (loss) before income taxes
   Domestic operations                                      $(395)             $12,649          $ (5,119)         $   944
   Foreign operations                                          67                 (809)          (16,755)          (1,724)
                                              -------------------     ----------------------------------------------------
     Income (loss) before
        income taxes                                        $(328)             $11,840          $(21,874)         $  (780)
                                              ===================     ===================================================

                       SUNBURST HOSPITALITY CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The provision for income taxes for continuing operations (in thousands):

                                                  For the seven
                                                   months ended
                                                   December 31,                 For the fiscal year ended May 31,

                                                                     -----------------------------------------------------
                                                       1997                  1997              1996              1995
                                              -------------------    -----------------------------------------------------
Current tax (benefit) expense
   Federal                                                  $ 621               $2,583           $    94             $ (32)
   Foreign operations                                          27                 (320)             (315)             (684)
   State                                                      134                  292                26              (126)
Deferred tax (benefit) expense
   Federal                                                   (680)               2,048            (1,676)              427
   Foreign operations                                           -                    -            (6,295)                -
   State                                                     (146)                 432              (357)               92
                                              -------------------    -----------------------------------------------------
                                                            $ (44)              $5,035           $(8,523)            $(323)
                                              ===================    =====================================================

Deferred tax asset (liabilities) were composed of the following (in thousands):

                                                   December 31,            May 31,
                                                       1997                  1997
                                              -------------------    -----------------
Depreciation and amortization                             $(2,956)              $5,672
Foreign operations                                              -                1,565
Accrued expenses                                            2,702                  626
Other                                                      (1,124)                (658)
                                              -------------------    -----------------
Net deferred tax (liability) asset                        $(1,378)              $7,205
                                              ===================    =================

A reconciliation of income tax expense (benefit) at the statutory rate to income tax expense included in the accompanying consolidated statements follows:


                                                  For the seven
                                                   months ended                For the fiscal year ended May 31,
                                                   December 31,      -----------------------------------------------------
(In thousands, except Federal income tax rate)         1997                  1997              1996              1995
                                              -------------------    -----------------------------------------------------
Federal income tax rate                                        35%                  35%               35%               35%

Federal taxes at statutory rate                             $(115)              $4,144           $(7,656)            $(273)
State income taxes, net of Federal tax benefit                 (4)                 573              (982)              (22)
Other                                                          75                  318               115               (28)
                                              -------------------    -----------------------------------------------------
Income tax expense (benefit)                                $ (44)              $5,035           $(8,523)            $(323)
                                              ===================    =====================================================

Cash paid for state income taxes was $486,000, $805,000, $165,000, and $86,000 for the seven months ending December 31, 1997 and the fiscal years ending May 31, 1997, 1996 and 1995, respectively. Federal income taxes were paid by Manor Care for the period ending October 31, 1996 and the fiscal years ended May 31, 1996 and 1995. The Company paid Federal income taxes for the consolidated group (including New Choice and its subsidiaries) of $5.8 million for the seven months ending December 31, 1997 and $5.5 million for the period from November 1, 1996 through May 31, 1997. At December 31, 1997, and May 31, 1997, the Company had an income tax receivable of $4.3 million and $1.2 million, respectively.

The Company and Manor Care entered into a tax-sharing agreement for purposes of allocating pre-Manor Care Distribution tax liabilities among the Company and Manor Care and their respective subsidiaries. In general, Manor Care is responsible for (i) filing the consolidated Federal income tax return that include the Company and its subsidiaries and (ii) paying the taxes relating to such tax returns to the applicable taxing authorities. The Company will reimburse Manor Care for the portion of such taxes that relates to the Company and its subsidiaries. In addition, the Company will assume liability for all taxes payable by the Company or by Manor Care in the event the Manor Care Distribution is determined not to be tax-free for Federal income tax purposes. Manor Care and the Company have agreed to cooperate with each other and to share information in preparing such tax returns and in dealing with other tax matters.

Following the distribution of New Choice, the Company and New Choice entered into a tax-sharing agreement to allocate pre-distribution tax liabilities among the Company and New Choice and their respective subsidiaries. In general, the Company will be responsible for (i) filing the consolidated Federal income tax return for the Company's affiliated group (including New Choice and its subsidiaries through the date of the distribution) and (ii) paying the taxes related to such returns to the applicable taxing authorities. New Choice will reimburse the Company for the portion of such taxes that relates to New Choice and its subsidiaries.

ACCRUED EXPENSES

Accrued expenses were as follows (in thousands):

                                                 December 31,            May 31,
                                                     1997                 1997
                                             -------------------   -----------------
Payroll                                                  $ 4,449             $ 8,479
Taxes, other than income                                   3,995               4,097
Other                                                      3,566               3,392
                                             -------------------   -----------------
                                                         $12,010             $15,968
                                             ===================   =================

LONG-TERM DEBT AND NOTES PAYABLE

Debt consisted of the following at December 31, 1997 and May 31, 1997 (in thousands):

                                                      December 31,            May 31,
                                                          1997                 1997
                                                  -------------------   -----------------
$80.0 million revolving credit facility with an
   average rate of 8.27% at December 31, 1997                $ 16,000          $        -
$125 million competitive advance and multi-
   currency revolving credit facility with an
    average rate of 6.28% at May 31, 1997                        -                 90,500
Multi-class mortgage pass-through certificates
   with a blended weighted average rate of 7.8% at
   December 31, 1997 and May 31, 1997                         115,816             117,294
Note payable to Choice with an effective rate of
   8.80% at December 31, 1997                                 114,472                -
Note payable to Manor Care with a rate of 9% at
   May 31, 1997                                                   -                37,022
Capital lease obligations                                       1,832              15,553
                                                  -------------------   -----------------

Total indebtedness                                           $248,120            $260,369
                                                  ===================   =================

                       SUNBURST HOSPITALITY CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Maturities of debt at December 31, 1997 were as follows (in thousands):

Year
1998                                                                          $  3,013
1999                                                                             3,254
2000                                                                            19,513
2001                                                                             4,087
2002                                                                           118,079
Thereafter                                                                     100,174
                                                                     -----------------
                                                                              $248,120
                                                                     =================

On October 30, 1996, the Company entered into a $100.0 million competitive advance and multi-currency revolving credit facility (the "October 1996 credit facility") provided by a group of seven banks. This facility provided that up to $75.0 million was available for borrowings in foreign currencies. Borrowings under the October 1996 credit facility were, at the option of the borrower, at one of several rates including LIBOR plus 30 basis points. In addition, the Company had the option to request participation at lower rates than those contractually provided by the October 1996 credit facility. This facility required the Company to pay annual fees of 2/10 of 1% of the total loan commitment. On May 5, 1997, the Company increased the size of the facility from $100 million to $125 million through December 31, 1997, at which time the incremental difference of $25 million was due. The October 1996 credit facility was terminated on October 15, 1997 in conjunction with the distribution and the outstanding balance was repaid with proceeds from the New Choice note.

On April 23, 1997 the Company, through its indirect subsidiary First Choice Properties Corporation, completed an offering of $117.5 million multi-class mortgage pass through certificates (collectively, "the mortgage securities"). The mortgage securities, which bear a blended, weighted average interest rate of 7.8% and have a final maturity of May 5, 2012, contain customary covenants with respect to, among other things, limits on levels of indebtedness, liens, certain investments, transactions with affiliates, asset sales, mergers, consolidations, and transfers of cash to affiliates. Net assets restricted related to these mortgage securities were $35.4 million and $34.8 million as of December 31, 1997 and May 31, 1997, respectively. The Company had $6.1 million and $3.9 million in escrow at December 31, 1997 and May 31, 1997, respectively, related to the mortgage securities. The escrow, which is included in other assets, is for property taxes, insurance and capital expenditures of the properties collateralizing the mortgage securities. The mortgage securities are nonrecourse and collateralized by 37 hotels owned by the Company. The offering's net proceeds of $110 million were used to prepay a portion of a loan from Manor Care. The prepayment resulted in an extraordinary loss from early debt redemption of $1.1 million, net of taxes.

In conjunction with the April 1997 issuance of the mortgage securities, the Company entered into a series of interest rate swap agreements having a total notional principal amount of $50.0 million. The agreements were terminated concurrent with the pricing of the mortgage securities, resulting in a $862,000 gain. The gain has been deferred and is being amortized over the life of the mortgage securities as an offset to interest expense.

The Company entered into two new debt facilities in October 1997 in connection with the distribution: (i) a $80.0 million revolving credit facility (the "October 1997 credit facility"); and (ii) a $115.0 million pay-in-kind note payable to New Choice (the "New Choice Note"). Proceeds from the new debt were used to repay the Company's remaining portion of the loan from Manor Care and the October 1996 credit facility, and for advances previously made by New Choice to the Company. The unused portion of the October 1997 credit facility will be used by the Company for working capital, capital expenditures and acquisitions.

The October 1997 credit facility includes customary financial and other covenants that will require the maintenance of certain ratios including maximum leverage, minimum net worth and interest coverage, and will restrict the Company's ability to make certain investments, repurchase stock, incur debt, and dispose of assets. At December 31, 1997, the Company had $69.0 million of availability under the October 1997 credit facility. At the Company's option, the interest rate may be based on LIBOR, a certificate of deposit rate or an alternate base rate (as defined), plus a facility fee. The rate is determined based on the Company's consolidated leverage ratio at the time of borrowing.

                       SUNBURST HOSPITALITY CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The New Choice Note has a maturity of five years, accrues simple interest at a rate equal to 500 basis points above the interest rate on a five-year U.S. Treasury Note, resulting in an effective rate of 8.8% through maturity. The note contains restrictive covenants that restrict or limit the ability of the Company to merge or consolidate with any other person or entity unless the Company is the surviving entity, or sell, assign, transfer, lease, convey or otherwise dispose of all or substantially all of the assets of the Company. At December 31, 1997, the Company had a discount of $528,000 recorded relating to the New Choice Note.

Cash paid for interest was $10.7 million, $14.8 million, $12.8 million and $9.1 million for the seven months ended December 31, 1997 and fiscal years 1997, 1996 and 1995, respectively. At December 31, 1997, real estate property with a net book value of $ 145.4 million was pledged or mortgaged as collateral.

LEASES

The Company operates certain property and equipment under leases that expire at various dates through 2014. Future minimum lease payments are as follows (in thousands):

                                                        Operating        Capitalized Leases
                                                         Leases
1998                                                           $ 5,205               $  497
1999                                                             5,605                  497
2000                                                             2,325                  497
2001                                                               685                  819
2002                                                               529                    -
Thereafter                                                       8,265                    -
                                                 ------------------------------------------
Total minimum lease payments                                   $22,614                2,310
                                                 =====================
Less:  interest                                                                        (478)
                                                                      ---------------------
Present value of lease payments                                                      $1,832
                                                                      -=====================

Rental expense under non-cancelable operating leases was $1.9 million,
$329,000, $332,000, and $321,000 in the seven months ended December 31, 1997,
and fiscal years 1997, 1996 and 1995, respectively.   For the seven months ended
December 31, 1997, the Company paid $2.9 million to Manor Care for office rent, of which New Choice reimbursed the Company $1.0 million for its portion of the total space occupied. In fiscal year 1997, the Company paid $4.5 million to Manor Care for office rent, of which New Choice reimbursed the Company $4.0 million for its portion of total space occupied. The total minimum future lease payments above have not been reduced by the non-cancelable sublease reimbursements from New Choice.

ACQUISITIONS AND DIVESTITURES

     During fiscal year 1997, the Company acquired two hotels containing 324 rooms for $10.7 million and disposed of one hotel containing 153 rooms for $2.5 million. During fiscal year 1996, the Company purchased 16 hotels containing more than 1,900 rooms for $49.6 million. During fiscal year 1995, the Company purchased 16 hotels containing more than 2,300 rooms for $59.8 million.

                       SUNBURST HOSPITALITY CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DISCONTINUED OPERATIONS

The revenues, income from discontinued operations before income taxes, and net income from discontinued operations were as follows (in thousands):

                                                    Seven months
                                                   ended December
                                                         31,                    Fiscal year ended May 31,
                                                                     ----------------------------------------------
                                                        1997                1997           1996           1995
                                                 -----------------   ----------------------------------------------
Revenue                                                   $112,286           $249,822       $227,277       $190,441
Expenses                                                    84,092            189,438        189,545        159,706
                                                 -----------------   ----------------------------------------------
Income from discontinued
  operations before income taxes                            28,194             60,384         37,732         30,735
Income taxes                                                11,825             25,165         15,923         13,467
                                                 -----------------   ----------------------------------------------
Net income from discontinued
  operations                                              $ 16,369           $ 35,219       $ 21,809       $ 17,268
                                                 =================   ==============================================

Net income from discontinued operations for the seven months ended December 31, 1997 includes the results of operations of the franchising business through October 15, 1997 and costs associated with the distribution of $1.9 million (net of taxes).

Net investment in discontinued operations is composed of the following as of May 31, 1997 (in thousands):

Property and equipment, net                                  $ 31,825
Goodwill, net                                                  69,938
Franchising rights, net                                        50,504
Receivables, net                                               23,322
Other assets                                                   31,880
                                                  -------------------

     Total assets                                            $207,469
                                                  ===================

Debt                                                         $111,634
Other liabilities                                              43,499
                                                  -------------------
     Total liabilities                                        155,133
                                                  -------------------

Net investment and advances from
  parent                                                       52,336
                                                  -------------------

     Total liabilities and equity                            $207,469
                                                  ===================

COMMITMENTS AND CONTINGENCIES

The Company is a defendant in a number of lawsuits arising in the ordinary course of business. In the opinion of management, the ultimate outcome of such litigation will not have a material adverse effect on the Company's business, financial position, or results of operations.

PENSION, PROFIT SHARING AND INCENTIVE PLANS

Bonuses accrued for key executives of the Company under incentive compensation plans were $357,000, $200,000, $100,000, and $300,000 for the seven months ended
December 31, 1997 and in fiscal years 1997, 1996 and 1995, respectively.

                       SUNBURST HOSPITALITY CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Employees participate in retirement plans sponsored by the Company, and prior to the Manor Care Distribution, employees participated in retirement plans sponsored by Manor Care. Costs allocated to the Company were based on the size of its payroll relative to the sponsor's payroll. Costs allocated to the Company for continuing operations were approximately $217,000, $800,000, $583,000 and $424,000 for the seven months ended December 31, 1997 and in fiscal 1997, 1996 and 1995, respectively.

CAPITAL STOCK

During the seven months ending December 31, 1997, the Company repurchased 588,931 shares of its common stock at a total cost of $10.6 million. During fiscal year 1997, the Company repurchased 3,697,724 shares of its common stock at a total cost of $53.4 million.

At its February 1998 meeting, the Company's board of directors approved an amendment authorizing an additional 1.2 million shares under the Company's stock option plan. The authorization of additional shares under the plan requires ratification by the Company's shareholders at the April 22, 1998 Annual Meeting of Stockholders. Stock options may be granted to officers, key employees and non-employee directors with an exercise price not less than the fair market value of the common stock on the date of grant.

Options outstanding at November 1, 1996 represent options that resulted from the Manor Care Distribution. Option activity under the above plans is as follows:

                                                    Number of Shares         Weighted
                                                                           Option Price
                                                 -----------------------------------------
Outstanding at November 1, 1996                             5,920,648                $2.83
Granted                                                       397,693                 4.93
Exercised                                                  (1,110,164)                4.20
Cancelled                                                    (259,145)                3.67
                                                 -----------------------------------------
Outstanding at May 31, 1997                                 4,949,032                 3.02
Adjustment as a result of the distribution                 (2,704,294)
Granted                                                       552,441                 8.04
Exercised                                                    (202,386)                2.03
Cancelled                                                     (30,241)                4.94
                                                 -----------------------------------------
Outstanding at December 31, 1997                            2,564,552                $5.67
                                                 =========================================

In connection with the distribution, the outstanding options held by current and former employees of the Company as of October 15, 1997 were redenominated in both Company and New Choice stock, and the number and exercise prices of the options were adjusted based on the relative trading prices of shares of the common stock of the two companies to retain the intrinsic value of the options. The option prices for the period prior to May 31, 1997 in the table above have been adjusted for the reverse stock split.

The following table provides information on the exercise prices of options outstanding at December 31, 1997.

                                                              Weighted Average      Number of Options
  Exercise Price     Number of Options    Weighted Average   Contractual Life (in        Currently
      Range             Outstanding        Exercise Price           years)              Exercisable
      -----             -----------        --------------           -----               -----------
$ 1.34 to $ 2.00                 241,314              $1.67                   1.75               214,078
$ 2.01 to $ 3.50                 333,745              $2.74                   3.91                80,745
$ 3.51 to $ 5.50                 426,461              $4.32                   5.72                93,004
$ 5.51 to $ 8.50               1,489,381              $7.18                   8.71               120,276
$ 8.51 to $ 9.79                  73,651              $9.42                   9.29                 1,000
                           -------------                                                    ------------
                               2,564,552                                                         509,103
                           =============                                                    ============

                       SUNBURST HOSPITALITY CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," ("SFAS No. 123"), requires companies to provide additional disclosures about employee stock-based compensation plans based on a fair value based method of accounting. As permitted by this accounting standard, the Company continues to account for these plans under Accounting Principles Board Opinion 25, under which no compensation cost has been recognized.

Compensation cost for the Company's stock option plan was determined based on the fair value at the grant dates for awards under those plans consistent with the method of SFAS No. 123. The fair value of each option grant has been estimated on the date of grant using an option-pricing model. For the seven months ended December 31, 1997 and fiscal year 1997 the Company assumed a risk free interest rate of 5.7% and 6.4%, respectively, expected volatility of 25.7% and 30.0%, respectively, a dividend yield of 0% and expected lives of ten years. The weighted average fair value per option granted during the seven months ended December 31, 1997 and fiscal year 1997 was $4.12 and $8.35, respectively. If options had been reported as compensation expense based on their fair value pro forma, net income and earnings per share would have been as follows for the seven months ended December 31, 1997 and fiscal year 1997.

                                    For the seven months
                                           ended             For the year ended

                                     December 31, 1997          May 31, 1997
                                 ------------------------------------------------
Net income:
   As reported                                    $16,085                 $40,880
   Pro forma                                      $15,563                 $40,296
Earnings per share:
   Basic, as reported                             $  0.81                 $  1.96
   Basic, pro forma                               $  0.78                 $  1.92
   Diluted, as reported                           $  0.81                 $  1.93
   Diluted, pro forma                             $  0.78                 $  1.90

The Company has not presented information for the period prior to the Manor Care Distribution since there were no options for the Company's stock granted until after the Manor Care Distribution. Since this methodology has not been applied to options granted prior to the Manor Care Distribution date, the resulting pro forma compensation cost is not likely to be representative of that to be expected in future years.

EARNINGS PER SHARE

The following table illustrates the reconciliation of income from continuing operations and number of shares used in the basic and diluted earnings per share calculation.

(in thousands, except per share amounts)        May 31,
                                                 1997
                                          -----------------
Computation of basic earnings per share

Income from continuing operations                   $ 6,805
Weighted average shares outstanding                  20,893
                                          -----------------

    Basic Earnings Per Share                        $  0.32
                                          =================



Computation of diluted earnings per share

Income from continuing operations                   $ 6,805

Weighted average share outstanding                   20,893

Effect of dilutive securities:
      Employee stock option plan                        298
                                          -----------------

Shares for diluted earnings per share                21,191
                                          -----------------

Diluted earnings per share                          $  0.32
                                          =================

The effect of dilutive securities is computed using the treasury stock method and average market prices during the period.

Certain options to purchase common stock were not included in the computation of diluted earnings per share because the exercise price of the options exceeded the average market price of the common shares for the period. The following tables summarizes such options.

                                                        May 31,
                                                          1997
                                                  ------------------
Number of shares (in thousands)                                   60
Weighted average exercise price                                $5.20

Earnings per common share is computed by dividing net income by the weighted average number of common shares outstanding. The weighted average number of common shares outstanding is after giving effect to the one for three reverse stock split and is based on Manor Care's weighted average number of outstanding common shares for the period prior to November 1, 1996 and the Company's own shares and stock options outstanding subsequent to November 1, 1996. Because the Company's continuing operations had a net loss for the seven months ending December 31, 1997, diluted earnings per share was not calculated as any potentially dilutive securities would have an anti-dilutive effect on earnings per share from continuing operations. No diluted earnings per share is presented for fiscal years 1996 and 1995 as the Company had no stock options or other dilutive securities outstanding prior to the Manor Care Distribution.

RELATIONSHIP WITH MANOR CARE

The Company entered into various agreements in connection with the Manor Care Distribution which provide, among other things, that (i) Manor Care is responsible for filing and paying the related taxes on consolidated Federal tax returns and consolidated or combined state tax returns for itself and any of its affiliates (including the Company and New Choice) for the periods of time that the affiliates were members of the consolidated group, (ii) the Company would reimburse Manor Care for the portion of such taxes that relates to the Company and its subsidiaries, (iii) Manor Care would lease office space to the Company in Silver Spring and Gaithersburg, Maryland, (iv) the Company would enter into a loan agreement with Manor Care for $225.7 million previously advanced at an interest rate of 9% ($37.0 million of which is outstanding at May 31, 1997 as an obligation of the Company following the distribution), and (v) Manor Care would provide certain corporate services to the Company.

For the seven months ended December 31, 1997 and the fiscal year ended May 31, 1997, the Company incurred $1.9 million and $525,000, respectively, in rent expense for office space leased from Manor Care, $1.2 million and $12.4 million, respectively, in interest expense on the loan, and $1.4 million and $2.1 million, respectively, in corporate expense for corporate services provided by Manor Care.

                       SUNBURST HOSPITALITY CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


RELATIONSHIP WITH CHOICE HOTELS INTERNATIONAL, INC.

For purposes of providing an orderly transition after the distribution, the Company and New Choice entered into various agreements, including, among others, a Distribution Agreement, a Tax Sharing Agreement, a Corporate Services Agreement and an Employee Benefits Allocation Agreement. Effective as of October 15, 1997, these agreements provide, among other things, that the Company
(i) would receive and/or provide certain corporate and support services, such as accounting, tax and computer systems support, (ii) would adjust outstanding options to purchase shares of Company common stock held by Company employees, New Choice employees, and employees of Manor Care, (iii) is responsible for filing and paying the related taxes on consolidated Federal tax returns and consolidated or combined state tax returns for itself and any of its affiliates (including New Choice) for the periods of time that the affiliates were members of the consolidated group, (iv) would be reimbursed by New Choice for the portion of income taxes paid that relate to New Choice and its subsidiaries, (v) would enter into a loan agreement with New Choice for $115.0 million at an interest rate of 500 basis points over the interest rate of a five-year U.S. Treasury Note, and (vi) guarantees that New Choice would, at the date of distribution, have a specified level of net worth. At December 31, 1997, approximately $25 million of liabilities are due to New Choice. This liability relates to the net worth guarantee and the reimbursement of various expenses subsequent to the distribution date.

The Company and New Choice have entered into a strategic alliance agreement. Among other things, the agreement will provide for (i) a right of first refusal to New Choice to franchise properties to be acquired or developed by the Company, (ii) certain commitments by the Company for the development of Sleep Inns and MainStay Suites hotels, (iii) continued cooperation of both parties with respect to matters of mutual interest, such as new product and concept testing, and (iv) continued cooperation with respect to third party vendor arrangements and certain limitations on competition in each others' line of business. The strategic alliance agreement extends for a term of 20 years with mutual rights of termination on the 5th, 10th and 15th anniversaries. The Company and New Choice also entered into a financial consulting agreement which provides for certain payments to the Company by New Choice.

During 1997, the Company operated substantially all of its hotels pursuant to franchise agreements with New Choice. Total fees paid to New Choice included in the accompanying financial statements for franchising marketing, reservation and royalty fees are $6.2 million, $9.5 million, $7.5 million, and $5.3 million for the seven months ended December 31, 1997 and the fiscal years ended May 31, 1997, 1996 and 1995, respectively.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The balance sheet carrying amount of cash and cash equivalents and receivables approximate fair value due to the short term nature of these items. Mortgages and other long term debt consist of bank loans and mortgages. The interest rate on the October 1997 credit facility adjusts frequently based on market rates; accordingly, the carrying amount of bank loans is equivalent to fair value. The carrying amount for the notes payable to Choice and the mortgage securities approximates fair value.


PROVISION FOR ASSET IMPAIRMENT AND OTHER NON-RECURRING CHARGES

Included in the provision for asset impairment and other non-recurring charges in the seven months ended December 31, 1997 are non-recurring loss provisions totaling $5.1 million (pretax). This loss provision was recorded in December 1997 in order to reserve $2.1 million of previously capitalized costs and future payment obligations related to a data processing services agreement and computer system which will be replaced in 1998, to accrue the estimated cost of $1.0 million of future lease costs associated with space the Company has vacated, and to reserve $2.0 million for future obligations related to an agreement expiring in May 1999, for services which the Company will no longer utilize and, therefore, have no future benefits. The service and lease agreements are with Manor Care and New Choice and were entered into in conjunction with the distribution and the Manor Care Distribution. Recent corporate decisions, including a consolidation of leased office space, resulted in the recognition of these costs currently.

                       SUNBURST HOSPITALITY CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

During fiscal year 1996, the Company began restructuring its European operations. This restructuring effort included the purchase of an equity interest in Friendly Hotels PLC and a re-evaluation of key geographic markets in Europe. In connection with this restructuring, the Company performed a review of its European operations and in May 1996 recognized a $19.4 million non-cash charge against earnings related primarily to the impairment of assets associated with certain European hotel operations.

In addition, the Company recognized a restructuring charge of $5.2 million in May 1996. Restructuring costs include severance and employee benefit plan restructuring costs and other costs directly associated with the distribution.


IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

The Company is required to adopt SFAS No. 130, "Reporting Comprehensive Income," and SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information," in 1998. The adoption of these pronouncements will not materially affect the continuing operations of the Company. The Company adopted SFAS No. 129, "Disclosure of Information about Capital Structure," which did not impact the financial statements.

SUBSEQUENT EVENT (UNAUDITED)

On February 4, 1998, the Board of Directors of the Company approved a plan to sell certain properties in the Company's portfolio. At December 31, 1997, the net book value of the properties the Company intends to sell is $17.8 million. The fair value of the properties is above the respective net book values, and therefore, no impairment charges have been recognized as of December 31, 1997.

On February 23, 1998, the Board of Directors adopted a shareholder rights plan under which a dividend of one preferred stock purchase right will be distributed for each outstanding share of the Company's common stock to shareholders of record on April 3, 1998. Each right will entitle the holder to buy 1/100th of a share of a newly issued series of junior participating preferred stock of the Company at an exercise price of $50 per share. The rights will be exercisable, subject to certain exceptions, after a person or group acquires beneficial ownership of 10% or more of the Company's common stock (such a person or group, an "Acquiring Person"), or begins a tender or exchange offer that would result in a person or group becoming an Acquiring Person. The rights will be non-voting and will expire on January 31, 2008, unless exercised or previously redeemed by the Company for $.001 each. If the Company is involved in a merger or certain other business combinations not approved by the Board of Directors, each right will entitle its holder, other than the acquiring person or group, to purchase common stock of either the Company or the acquirer having a value of twice the exercise price of the right.

                       SUNBURST HOSPITALITY CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


SUMMARY OF QUARTERLY RESULTS (UNAUDITED)

Quarters ended (in
 thousands, except per                         Operating      NET INCOME    BASIC EPS    DILUTED EPS
 share data)                REVENUES (1)     Income (2,3)                      (4)           (4)
                        ----------------------------------------------------------------------------
SEVEN MONTHS ENDED
 DECEMBER 31, 1997
August 31, 1997                   $54,098           $11,368       $16,115        $0.80         $0.80
November 30, 1997                  48,169             5,510         5,503         0.28          0.27

Fiscal 1997
November 30, 1996                 $44,950           $ 4,822       $10,615        $0.51         $0.50
February 28, 1997                  39,703             2,263         3,448         0.16          0.16
May 31, 1997                       51,447             9,920        11,420         0.56          0.55

(1)  Revenues reflect revenues from continuing operations.

(2) Operating income reflects income from continuing operations before interest expense, income taxes and extraordinary items.

(3) Operating income for the quarter ending August 31, 1997 was adjusted to reclassify certain expenses relating to European hotels from discontinued operations to continuing operations. The adjustment has no impact on Net Income for the quarter.

(4) Basic EPS and Diluted EPS for periods prior to October 15, 1997 have been effected for the one-for-three reverse stock split.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

  Not applicable.

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT


        The required information on directors is included on pages 4-5 of the Proxy Statement dated March 25, 1998 and is incorporated herein by reference. The required information on executive officers is set forth in Part I of this Form 10-K under an unnumbered item captioned "Executive Officers of Sunburst Hospitality Corporation."


ITEM 11.  EXECUTIVE COMPENSATION.

          The required information is included on pages 13-19 of the Proxy Statement dated March 25, 1998 and is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management.

          The required information is included on pages 7-9 of the Proxy Statement dated March 25, 1998 and is incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions.

          The required information is included on pages 20-27 of the Proxy Statement dated March 25, 1998 and is incorporated herein by reference.

PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(A)  LIST OF DOCUMENTS FILED AS PART OF THIS REPORT

          1.  Financial Statements


    The Consolidated Financial Statements filed with this Form 10-K are listed in Item 8 above.

          2.  FINANCIAL STATEMENT SCHEDULES

          The following reports are filed herewith on the pages indicated:
          Report of Independent Public Accountants on Schedule p. 24
          Schedule I:  Condensed Financial Information p. 49
          Schedule III: Real Estate and Accumulated Depreciation p. 55 All other schedules are not applicable.

          3.                                              EXHIBITS

3.01 Restated Certificate of Incorporation of the Registrant*

3.02 Amendments to Restated Certificate of Incorporation
3.03 By-laws of the Registrant*
4.01 Common Stock certificate*

 4.02 Competitive Advance and Multi-Company Credit Facility Agreement between the Registrant and Chase Manhattan Bank dated October 15, 1997
 4.03 Subordinated Note due October 15, 2002 by the Registrant payable to Choice Hotels International, Inc.***
 4.05 Promissory Note dated April 22, 1997 by First Choice Properties Corp. in favor of QI Capital Corp. in the principal amount of $117,500,000****
 4.06 Loan Agreement dated as of April 22, 1997 by and between First Choice Properties Corp. and QI Capital Corp.****
10.01  Distribution Agreement, dated October 31, 1996, between Manor Care,
       Inc. and the Registrant*
10.02  Corporate Services Agreement between Manor Care, Inc. and the Registrant*
10.03  Office Lease between Manor Care, Inc. and the Registrant*
10.04  Office Lease between Manor Care, Inc. and the Registrant*

10.05 Strategic Alliance Agreement dated as of October 15, 1997 by and between the Registrant and Choice Hotels Franchising, Inc. (renamed Choice Hotels International, Inc.)**

10.06 Non-Competition Agreement dated as of October 15, 1997 by and between the Registrant and Choice Hotels Franchising, Inc. (renamed Choice Hotels International, Inc.)**
10.07 Amended and Restated Agreement dated as of October 15, 1997 by and between the Registrant and Stewart Bainum, Jr.**
10.08  Employment Agreement between the Registrant and James A. MacCutcheon*
10.09  Supplemental Executive Retirement Plan*
10.10 Non-Employee Director Stock Option and Deferred Compensation Stock Purchase Plan*
10.11  1996 Non-Employee Director Stock Compensation Plan*

10.12  1996 Long-Term Incentive Plan*

10.13  Pikesville Sublease between Manor Care, Inc. and the Registrant*
10.14 Employee Benefits and Other Employment Matters Allocation Agreement between Manor Care, Inc. and the Registrant*
10.15 Distribution Agreement dated as of October 15, 1997 by and between Registrant and Choice Hotels Franchising, Inc. (renamed Choice Hotels International, Inc.)**

10.16 Employee Benefits Allocation Agreement dated as of October 15, 1997 by and between the Registrant and Choice Hotels Franchising, Inc. (renamed Choice Hotels International, Inc.**

10.17 Employee Benefits Administration Agreement dated as of October 15, 1997 by and between the Registrant and Choice Hotels Franchising, Inc. (renamed Choice Hotels International, Inc.)**

10.18 Tax Administration Agreement dated as of October 15, 1997 by and between the Registrant and Choice Hotels Franchising, Inc. (renamed Choice Hotels International, Inc.)
10.19 Tax Sharing Agreement dated as of October 15, 1997 by and between the Registrant and Choice Hotels Franchising, Inc. (renamed Choice Hotels International, Inc.)**
10.20 Office Sublease dated as of October 15, 1997 by and between the Registrant and Choice Hotels Franchising, Inc. (renamed Choice Hotels International, Inc.)**

10.21 Corporate Services Agreement dated as of October 15, 1997 by and between the Registrant and Choice Hotels Franchising, Inc. (renamed Choice Hotels International, Inc.)**

10.22 Omnibus Agreement and Guaranty dated as of October 15, 1997 by and among the Registrant, Choice Hotels Franchising, Inc. (renamed Choice Hotels International, Inc.) and Manor Care, Inc.**

21.01  Subsidiaries of the Registrant
23.01  Consent of Independent Public Accountants
27.01  Financial Data Schedule
99.01  Proxy Statement dated March 23, 1998 (information incorporated by reference)
-------------------
* Incorporated by reference to the Company's Registration Statement on Form 10, File No. 001-11915.
**Incorporated by reference to the Company's Form 8-K dated October 15, 1997, filed October 29, 1997.
***Incorporated by reference to the Company's 8-K dated October 15, 1997, filed December 17, 1997.
****Incorporated by reference to the Company's Registration Form 10-k for the fiscal year ended May 31, 1997, filed August 15, 1997.

(b) Three reports on Form 8-K were filed during the last quarter of the fiscal year ended December 31, 1997:

  Form 8-k, dated September 16, 1997, and filed October 1, 1997, reported as
Item 5 that (1) the Registrant's Shareholders had approved the separation of the franchising and owned hotel businesses and (2) the Registrant had checked its fiscal year end from May 31 to October 31.

  Form 8-K, dated October 15, 1997 and filed October 29, 1997, reported as Item 2 the consummation of the Company's spinoff of its wholly owned subsidiary, Choice Hotels Franchising, Inc. Under Item 5, the Company reported its name change to "Sunburst Hospitality Corporation" and that it effected a one-for-three reverse stock split.

  Form 8-K, dated October 15, 1997 and filed December 17, 1997, included under Exhibits the Subordinated Note due October 15, 2002 by Sunburst Hospitality Corporation payable to Choice Hotels International, Inc.

                                 SIGNATURES


  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated: March 30, 1998          SUNBURST HOSPITALITY CORPORATION



                               By: /s/ James A. MacCutcheon
                                  ------------------------------------
                                  Executive Vice President,
                                  Chief Financial Officer
                                   and Treasurer

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

  Signature                      Title                 Date
  ---------                      -----                 ----

/s/ Stewart Bainum, Jr.          Chairman              March 30, 1998
-------------------------
Stewart Bainum, Jr.



/s/ Donald J. Landry             Vice Chairman and     March 30, 1998
-------------------------         Chief Executive Officer
Donald J. Landry


/s/ Steward Bainum               Director              March 30, 1998
-------------------------
Stewart Bainum



/s/ Paul A. Gould                Director              March 30, 1998
-------------------------
Paul A. Gould



/s/ Frederic V. Malek            Director              March 30, 1998
-------------------------
Frederic V. Malek



/s/ Keith B. Pitts               Director              March 30, 1998
-------------------------
Keith B. Pitts

/s/ Carole Y. Prest               Director             March 30, 1998
---------------------------
Carole Y. Prest





/s/ Charles M. Warczak, Jr.       Vice President       March 30, 1998
---------------------------       Accounting and Hotel
Charles M. Warczak, Jr.           Systems (Chief
                                  Accounting Officer)

                                                                      Schedule I

      SUNBURST HOSPITALITY CORPORATION
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
               BALANCE SHEETS
               (IN THOUSANDS)

                                                     As of
                                             ------------------------
                                             December 31,   May 31,
                                             ------------ -----------
                                                 1997         1997
                                             ------------ -----------
                   ASSETS
Real estate, net                                $225,893     $191,693
Receivables, net                                   3,896        4,693
Net investment in restricted subsidiaries         35,439       34,823
Other assets                                       6,664       12,965
Cash and cash equivalents                          4,348        6,471
Net investment in discontinued operations              -       52,336
                                              ----------   ----------

   Total assets                                 $276,240     $302,981
                                              ==========   ==========

    LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities
Debt                                            $132,304     $143,075
Accounts payable and accrued expenses             52,202       35,419
Other liabilities                                  2,427            -
                                              ----------   ----------

   Total liabilities                             186,933      178,494
                                              ----------   ----------

Stockholders' Equity

Common stock                                         200          602
Additional paid-in-capital                       105,653      113,828
Retained earnings                                (16,546)      17,075
Cumulative translation adjustment                      -       (7,018)
                                              ----------   ----------

   Total stockholders' equity                     89,307      124,487
                                              ----------   ----------

   Total liabilities and stockholders' equity   $276,240     $302,981
                                              ==========   ==========


      SUNBURST HOSPITALITY CORPORATION
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
         STATEMENTS OF INCOME

           (IN THOUSANDS)

                                              For the seven
                                              months ended       For the fiscal year ended
                                              December 31,                 May 31,
                                              ------------ ------------ ------------ ------------
                                                  1997         1997         1996         1995
                                              ------------ ------------ ------------ ------------
Revenues                                           $55,487      $87,262      $62,467      $41,744

Operating expenses                                  44,506       69,780       56,336       38,952
Provision for asset impairment and other
   non-recurring charges                             5,119            -       24,595            -
Depreciation and amortization                        8,561       10,988        7,562        5,379
Interest expense                                     4,580        6,484        3,211           36
                                              ------------ ------------ ------------ ------------
     Total expenses                                 62,766       87,252       91,704       44,367
                                              ------------ ------------ ------------ ------------

Income before income taxes and equity
   in earnings of restricted subsidiaries           (7,279)          10      (29,237)      (2,623)
Equity in earnings of restricted subsdiaries         6,951       11,830        7,363        1,843
Income tax (benefit) expense                          (44)        5,035       (8,523)        (323)
                                               ----------- ------------ ------------ ------------

Income (loss) from continuing operations             (284)        6,805      (13,351)        (457)

Income from discontinued operations, net of tax    16,369        35,219       21,809       17,268
                                               ----------- ------------ ------------ ------------

Net income before extraordinary item               16,085        42,024        8,458       16,811

Extraordinary item -- loss from early
extinguishment of debt (net of tax)                     -         1,144            -            -
                                               ----------  ------------ ------------ ------------
Net income                                        $16,085       $40,880       $8,458      $16,811
                                               ==========   ===========  ===========  ===========

                       SUNBURST HOSPITALITY CORPORATION
                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                           STATEMENTS OF CASH FLOWS

                                (IN THOUSANDS)

                                                                  For the seven
                                                                  months ended       For the fiscal year ended
                                                                   December 31,                 May 31,
                                                                  ------------ ------------ ------------ ------------
                                                                      1997         1997         1996         1995
                                                                  ------------ ------------ ------------ ------------
Net cash provided by (utilized by) continuing operations                $2,316      $20,282      $10,474      ($3,908)
Net cash provided by discontinued operations                            20,876       46,724       32,645       41,454
                                                                  ------------ ------------ ------------ ------------
     Net cash provided from operating activities                        23,192       67,006       43,119       37,546
                                                                  ------------ ------------ ------------ ------------

Cash flows from investing activities
   Investment in property and equipment                                (51,383)     (63,163)     (34,214)     (13,557)
   Acquisition of operating hotels                                         -         (5,550)     (49,617)     (24,869)
   Distribution of New Choice                                           (4,166)           -            -            -
   Proceeds from sale of property and equipment                            170        2,522        5,479            -
                                                                  ------------ ------------ ------------ ------------
        Net cash utilized by continuing operations                     (55,379)     (66,191)     (78,352)     (38,426)
        Net cash utilized by discontinued operations                  (118,474)     (15,864)     (78,844)      (6,993)
                                                                  ------------ ------------ ------------ ------------
        Net cash utilized by investing activities                     (173,853)     (82,055)    (157,196)     (45,419)
                                                                  ------------ ------------ ------------ ------------

Cash flows from financing activities
   Proceeds from mortgages and other long term debt                     16,023       90,500            -            -
   Principal payments of debt                                          (90,694)        (951)        (645)         (89)
   (Repayment of) proceeds from notes payable to
      Manor Care, Inc.                                                 (37,022)           -       27,201       13,164
   Proceeds from note payable to Choice Hotels
     International                                                     115,000            -            -            -
   Proceeds from issuance of common stock                                1,153        3,410            -            -
   Purchases of treasury stock                                         (10,554)     (53,150)           -            -
   Payable to Choice Hotels International, Inc. for net worth
      guarantee                                                         15,000            -            -            -
   Advances from (to) restricted subsidiaries                            6,503       11,028          (73)      (2,116)
   Advances (from) to Manor Care, Inc., net                                  -      (9,971)       73,272       (6,190)
                                                                  ------------ ------------ ------------ ------------
        Net cash provided by continuing operations                      15,409       40,866       99,755        4,769
        Net cash provided by (utilized by) discontinued operations     129,337      (19,730)      17,131        2,075
                                                                  ------------ ------------ ------------ ------------
        Net cash utilized by financing activities                      144,746       21,136      116,886        6,844
                                                                  ------------ ------------ ------------ ------------

        Net change in cash and cash equivalents                         (5,915)       6,087        2,809       (1,029)
        Cash and cash equivalents at beginning of period                10,263        4,176        1,367        2,396
                                                                  ------------ ------------ ------------ ------------

        Cash and cash equivalents at end of period                  $    4,348      $10,263       $4,176       $1,367
                                                                   ===========  ===========  ===========  ===========

        Cash and cash equivalents of continuing operations          $    4,348       $6,471       $1,073         $940
        Cash and cash equivalents of discontinued operations        $        -       $3,792       $3,103         $427


                       SUNBURST HOSPITALITY CORPORATION
                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A.  BASIS OF PRESENTATION

The accompanying condensed financial information of Sunburst Hospitality Corporation (the "Parent Company") presents the financial condition, results of operations and cash flows of the Parent Company with the investment in and operations of its restricted subsidiary, First Choice Properties Corporation ("First Choice") on the equity method of accounting. Pursuant to the rules and regulations of the Securities and Exchange Commission, the condensed financial statements of the registrant do not include all of the information and notes normally included with financial statements prepared in accordance with generally accepted accounting principles and the statements should therefore be read in conjunction with the Consolidated Financial Statements and Notes thereto included in this Form 10-K.

As more fully described in the notes to the Company's consolidated financial statements, the Company distributed its franchising business to its shareholders on October 15, 1997 (distribution date). The accompanying condensed financial information has been stated to reflect the franchising business as discontinued operations through the distribution date.

In April 1997, First Choice, an indirect, wholly-owned subsidiary of the Parent Company, issued $117.5 million multi-class mortgage pass-through certificates (collectively, "the mortgage securities"). The mortgage securities are non-recourse and collateralized by 36 hotels owned by First Choice. The mortgage securities bear a blended weighted average interest rate of 7.8% and have a final maturity of May 5, 2012.

The mortgage securities contain customary covenants with respect to, among other things, limits on the incurrence of debt, liens, certain investments, transactions with affiliates, asset sales, mergers, and consolidations and transfer of cash to affiliates.

The accompanying condensed financial statements present the debt of First Choice as a component of Net investment in restricted subsidiaries. Prior to the April 1997 issuance of the mortgage securities, the financial statements include the pushed down effect of $110 million in Manor Care notes payable, as the April 1997 proceeds of the mortgage securities were used to repay the Manor Care notes payable.

B.    DEBT

Aggregate debt maturities at December 31, 1997, are (in thousands):

1998                                                 $    329
1999                                                      364
2000                                                   16,402
2001                                                      737
2002                                                  114,472
Thereafter
                                            -----------------

                                                     $132,304
                                            =================

                       SUNBURST HOSPITALITY CORPORATION
                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


C  DIVIDENDS

First Choice did not pay cash dividends to the Parent Company in the seven months ended December 31, 1997 and fiscal year 1997.

                                                                    Schedule III

                       SUNBURST HOSPITALITY CORPORATION
                   REAL ESTATE AND ACCUMULATED DEPRECIATION
                                   31-Dec-97
                                (IN THOUSANDS)

                             Initial cost to Company                             Gross Amount at December 31, 1997
                             -----------------------  Subsequent                -----------------------------------
                                        Building and  Capitalized     Asset              Buildings and               Accumulated
Description    Encumbrances     Land    improvements     Costs     Writedowns    Land     improvements     Total     Depreciation
------------   ------------- -----------------------  ------------ ----------- ---------  ------------- ------------ ------------
All properties,
each less than
5% of total        $133,648     $52,208    $191,182       $85,374      $3,400     $61,959     $263,405     $325,364      $43,911

                   Date of                   Depreciation
Description     Construction  Date Acquired      Life
------------    ------------  -------------  ------------
All properties,   Various         Various       Various
each less than
5% of total

                       SUNBURST HOSPITALITY CORPORATION
                   REAL ESTATE AND ACCUMULATED DEPRECIATION
                                   31-Dec-97
                                (IN THOUSANDS)

Notes:
  (A)  The change in total cost of properties for the seven months ended
       December 31, 1997 and fiscal years ended May 31, 1997, 1996 and 1995 is as follows:
  Balance at May 31, 1994                            $127,760
      Aditions:
          Acquisitions                                 57,214
          Capital expenditures                          7,945
      Deductions:
          Dispositions and other                            -
                                                 ------------
  Balance at May 31, 1995                             192,919
      Additions:
          Acquisitions                                 52,270
          Capital expenditures                         17,599
      Deductions:
          Dispositions and other                      (10,652)
          Write-downs                                  (3,400)
                                                 ------------
  Balane at May 31, 1996                              248,736
      Additions:
          Acquisitions                                 21,278
          Capital expenditures                         16,363
          Transfers from construction-in-progress       3,831
      Deductions:
          Dispositions and other                       (7,008)
                                                 ------------
  Balance at May 31, 1997                             283,200
      Additions:
          Acquisitions                                      -
          Capital expenditures                         22,562
          Transfer from construction-in-progress       19,772
      Deductions:
          Dispositions and other                         (170)
                                                 ------------
  Balance at December 31, 1997                        325,364
                                                  ===========

  (B) The change in accumulated depreciation and amortization for the seven months ended December 31, 1997, and fiscal years ended May 31, 1997, 1996, and 1995 is as follows:

  Balance at May 31, 1994                              23,946
      Depreciation and amortization                     4,258
      Disposals                                             -
                                                 ------------
  Balance at May 31, 1995                              28,204
                                                 ------------
      Depreciation and amortization                     6,478
      Disposals                                        (4,865)
                                                 ------------
  Balance at May 31, 1996                              29,817
                                                 ------------
      Depreciation and amortization                     8,992
      Disposals                                        (2,145)
                                                 ------------
  Balance at May 31, 1997                              36,664
                                                 ------------
      Depreciation and amortization                     7,247
      Disposals                                             -
                                                 ------------
  Balance at December 31, 1997                         43,911
                                                  ===========


  (C) The write-down in fiscal year 1996 relates to impairment charges taken in accordance with Statement of Financial Accounting Standards No. 121.

  (D) The total cost of properties excludes construction-in-progress and European hotels, which were distributed on October 15, 1997 with Franchising.

  (E) The aggregate cost of properties for Federal income tax purposes is approximately $326.4 million at December 31, 1997.