Form 10-Q
period 1998-03-31
SUNBURST HOSPITALITY CORP
filed 1998-05-01
CIK 1018146

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


 FOR THE QUARTER ENDED MARCH 31, 1998             COMMISSION FILE NO. 1-11915


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
                                                      Yes  X      No
                                                          ---        ---


                                                        SHARES OUTSTANDING
        CLASS                                            AT MARCH 31, 1998
-----------------------                              ------------------------
Common Stock, $0.01
par value per share                                         19,963,190
                                                            ----------
================================================================================

                       SUNBURST HOSPITALITY CORPORATION

                                     INDEX
                                     -----

                                                                        PAGE NO.
                                                                        --------

PART I.  FINANCIAL INFORMATION:

    Condensed Consolidated Balance Sheets -

       March 31, 1998 (Unaudited) and December 31, 1997                      3

    Condensed Consolidated Statements of Income -

       Three months ended March 31, 1998 (Unaudited) and
       March 31, 1997 (Unaudited)                                            4

    Condensed Consolidated Statements of Cash Flows -

       Three months ended March 31, 1998 (Unaudited)
        and March 31, 1997 (Unaudited)                                       5

    Notes to Condensed Consolidated Financial Statements (Unaudited)         6

    Management's Discussion and Analysis of Results of

       Operations and Financial Condition                                    9

PART II.  OTHER INFORMATION AND SIGNATURE                                   13

                       SUNBURST HOSPITALITY CORPORATION
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                (IN THOUSANDS)


                                                                                           As of
                                                                               --------------------------------
                                                                                 March 31,          December 31,
                                                                                    1998               1997
                                                                                ------------        ------------
                                                         ASSETS

Real estate, net                                                                   $ 387,326           $ 371,305
Receivables (net of allowance for doubtful
   accounts of $632 and $616, respectively)                                            8,365               6,261
Other assets                                                                          15,283              17,509
Cash and cash equivalents                                                              1,604               5,908
                                                                                   ---------           ---------

      Total assets                                                                 $ 412,578           $ 400,983
                                                                                   =========           =========


                                            LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES

Debt
   Mortgages and other long term debt                                              $ 145,924           $ 133,648
   Note payable to Choice Hotels International, Inc.                                 113,904             114,472
                                                                                   ---------           ---------
                                                                                     259,828             248,120

Accounts payable and accrued expenses                                                 39,959              36,063
Payable to Choice Hotels International, Inc.                                          19,921              25,066
Deferred income taxes ($1,800 and $1,378, respectively) and
  other liabilities                                                                    2,847               2,427
                                                                                   ---------           ---------

      Total liabilities                                                              322,555             311,676
                                                                                   =========           =========

STOCKHOLDERS' EQUITY

Common stock (60,000,000 and 60,000,000 authorized, at $0.01 par value, 21,382,430 and 21,366,282 issued and 19,963,190 and
   19,947,042 outstanding at March 31, 1998 and December 31, 1997,
   respectively)                                                                         200                 200
Additional paid-in-capital                                                           105,661             105,653
Retained earnings                                                                    (15,838)            (16,546)
                                                                                   ---------           ---------

      Total stockholders' equity                                                      90,023              89,307
                                                                                   ---------           ---------

      Total liabilities and stockholders' equity                                   $ 412,578           $ 400,983
                                                                                   =========           =========

The accompanying notes are an integral part of these Condensed Consolidated
Balance Sheets.                                                                3

                       SUNBURST HOSPITALITY CORPORATION
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                   (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                    For the three months ended
                                                            March 31,
                                                    --------------------------
                                                       1998          1997
                                                     --------      --------
REVENUES

   Rooms                                             $ 39,982      $ 40,104
   Food and beverage                                    4,108         3,143
   Other                                                2,049         1,744
                                                     --------      --------

      Total revenues                                   46,139        44,991
                                                     --------      --------

OPERATING EXPENSES

   Departmental Expenses                               15,164        17,037
   Undistributed Operating Expenses                    14,962        14,472
   Depreciation and amortization                        6,382         5,381
   Corporate                                            3,464         1,637
                                                     --------      --------
      Total operating expenses                         39,972        38,527
                                                     --------      --------

OPERATING INCOME                                        6,167         6,464
                                                     --------      --------

INTEREST EXPENSE                                        4,943         4,334
                                                     --------      --------
INCOME FROM CONTINUING
   OPERATIONS BEFORE INCOME TAXES                       1,224         2,130
      Income taxes                                        516           937
                                                     --------      --------

INCOME FROM CONTINUING OPERATIONS                         708         1,193

DISCONTINUED OPERATIONS:  Income from
   operations of discontinued franchising business
   (less applicable income taxes of $3,595)                 -         5,026
                                                     --------      --------

NET INCOME                                           $    708      $  6,219
                                                     ========      ========

Basic earnings per share
------------------------
   From continuing operations                        $   0.04      $   0.06
   From discontinued operations                             -          0.24
                                                     --------      --------
   Earnings per share                                $   0.04      $   0.30
                                                     ========      ========
Diluted earnings per share
--------------------------
   From continuing operations                        $   0.03      $   0.06
   From discontinued operations                             -          0.23
                                                     --------      --------
   Earnings per share                                $   0.03      $   0.29
                                                     ========      ========

The accompanying notes are an integral part of these Condensed Statements of Income.

                       SUNBURST HOSPITALITY CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (IN THOUSANDS)
                                                                                  For the three months ended
                                                                                           March 31,
                                                                                  ------------ ------------
                                                                                     1998         1997
CASH FLOWS FROM OPERATING ACTIVITIES                                              ------------ ------------
Income from continuing operations                                                   $    708     $  1,193

Reconciliation of net income to net cash
   provided by operating activities:
   Depreciation and amortization                                                       6,382        5,381
   Other non-cash items                                                                  (20)         349
Change in assets and liabilities:
   Change in receivables                                                              (2,216)      (1,211)
   Change in other assets                                                               (122)      (1,613)
   Change in accounts payable and accrued expenses                                     3,896       (2,759)
   Decrease in payable to Choice Hotels International, Inc.                           (5,145)           -
   Change in current taxes receivable                                                  3,017       (4,299)
   Change in other liabilities                                                            (2)           -
                                                                                      ------      -------
      NET CASH PROVIDED BY (UTILIZED BY) CONTINUING OPERATIONS                         6,498       (2,959)
      NET CASH PROVIDED BY DISCONTINUED OPERATIONS                                         -       28,003
                                                                                    --------     --------
      NET CASH PROVIDED BY OPERATING ACTIVITIES                                        6,498       25,044
                                                                                    --------     --------

CASH FLOWS FROM INVESTING ACTIVITIES
   Investment in property and equipment                                              (23,110)     (14,899)
   Acquisition of operating hotels                                                         -       (5,550)
   Proceeds from sale of property and equipment                                            -        2,522
                                                                                    --------     --------
      NET CASH UTILIZED BY CONTINUING OPERATIONS                                     (23,110)     (17,927)
      NET CASH UTILIZED BY DISCONTINUED OPERATIONS                                         -       (8,812)
                                                                                    --------     --------
      NET CASH UTILIZED BY INVESTING ACTIVITIES                                      (23,110)     (26,739)
                                                                                    --------     --------

CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from mortgages and other long term debt                                   13,000       44,100
   Principal payments of debt                                                           (724)        (134)
   Proceeds from issuance of common stock                                                 32        4,312
   Purchases of treasury stock                                                             -      (24,397)
                                                                                    --------     --------
      NET CASH PROVIDED BY CONTINUING OPERATIONS                                      12,308       23,881
      NET CASH UTILIZED BY DISCONTINUED OPERATIONS                                         -      (22,045)
                                                                                    --------     --------
      NET CASH PROVIDED BY FINANCING ACTIVITIES                                       12,308        1,836
                                                                                    --------     --------

NET CHANGE IN CASH AND CASH EQUIVALENTS                                               (4,304)         141
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                       5,908        4,170
                                                                                    --------     --------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                          $  1,604     $  4,311
                                                                                    ========     ========

Cash and cash equivalents of continuing operations                                  $  1,604     $  1,652
Cash and cash equivalents of discontinued operations                                $      -     $  2,659


The accompanying notes are an integral part of these Condensed Consolidated
Statements of Cash Flows.                                                      5

                       SUNBURST HOSPITALITY CORPORATION
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                MARCH 31, 1998
                                  (UNAUDITED)

1. The accompanying consolidated financial statements of Sunburst Hospitality Corporation and subsidiaries (the "Company") have been prepared by the Company without audit. Certain information and footnote disclosures normally included in financial statements presented in accordance with generally accepted accounting principles have been condensed or omitted. The Company believes the disclosures made are adequate to make the information presented not misleading. The consolidated financial statements should be read in conjunction with the Company's consolidated financial statements for the seven months ended
December 31, 1997 and notes thereto included in the Company's Form 10-K, dated March 30, 1998. Certain reclassifications have been made to the prior year amounts to conform to current period presentation.

In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position of the Company as of March 31, 1998, and the results of operations for the three months ended March 31, 1998 and 1997, respectively, and cash flows for the three months ended March 31, 1998 and 1997, respectively. Interim results are not necessarily indicative of full year performance because of the impact of seasonal and short-term variations.

2. On March 7, 1996, Manor Care, Inc. ("Manor Care") announced its intention to proceed with the separation of its lodging business from its health care business via a spin-off of its lodging business (the "Manor Care Distribution"). On September 30, 1996 the Board of Directors of Manor Care declared a special dividend to its shareholders of one share of common stock of Choice Hotels International, Inc. for each share of Manor Care stock, and the Board set the Record Date and the Distribution Date. The Stock Distribution was made on November 1, 1996 to holders of record of Manor Care's common stock on October 10, 1996.

The Manor Care Distribution separated the lodging and health care businesses of Manor Care into two public corporations. The operations of the Company consist principally of the hotel franchise operations and the owned and managed hotel operations formerly conducted by Manor Care directly or through its subsidiaries.

On November 1, 1996, concurrent with the Manor Care Distribution, the Company changed its name from Choice Hotels Holdings, Inc. to Choice Hotels International, Inc. and the Company's franchising subsidiary, formerly named Choice Hotels International, Inc., changed its name to Choice Hotels Franchising, Inc. ("Franchising").

On April 29, 1997, the Company's Board of Directors announced its intention to separate the Company's franchising business ("Choice Franchising Business") from its owned hotel business. On September 16, 1997, the Board of Directors and shareholders of the Company approved the separation of the business via a spin-off of the franchising business, along with the Company's European hotel and franchising operations (the "Choice Spin-Off"), to its shareholders. The Board set October 15, 1997 as the date of distribution and on that date, Company shareholders received one share in Franchising (renamed "Choice Hotels International, Inc.") for every share of Company stock held on October 7, 1997 (the date of record). Concurrent with the October 15, 1997 distribution date, the Company changed its name to Sunburst Hospitality Corporation and effected a one-for-three reverse stock split of its common stock.

In connection with the Distribution, the Company has presented the franchising business as a discontinued operation in the consolidated statement of income and consolidated statement of cash flows for the three months ended March 31, 1997. Although the Company's European hotel operations were distributed to shareholders along with the franchising business, generally accepted accounting principles do not permit presenting this operation as discontinued. The following schedules illustrate the impact of the European hotel operations on the operating results of the Company for the three months ended March 31,1997.

Three months ended                                        Domestic Hotel        European Hotel              Continuing
March 31, 1997                                            Operations            Operations                  Operations
---------------------------------------------------------------------------------------------------------------------------------
Revenues                                                         $41,258                $3,733                 $44,991
Operating income                                                   6,778                  (314)                  6,464
Pretax income                                                      2,682                  (552)                  2,130
Net income                                                         1,527                  (334)                  1,193

3. The following table illustrates the reconciliation of income from continuing operations and number of shares used in the basic and diluted earnings per share calculations.


(in thousands, except per share amounts)                                March 31,
                                                             --------------------------------
                                                                1998                     1997
                                                             --------------------------------
Computation of basic earnings per share

Income from continuing operations                            $   708                  $ 1,193
Weighted average shares outstanding                           19,956                   21,035
                                                             --------------------------------

     Basic earnings per share                                $  0.04                  $  0.06
                                                             ================================

Computation of diluted earnings per share

Income from continuing operations                            $   708                  $ 1,193
Weighted average shares outstanding                           19,956                   21,035

Effect of dilutive securities:
     Employee stock option plan                                  567                      519
                                                             --------------------------------

Shares for diluted earnings per share                         20,523                   21,554
                                                             --------------------------------

Diluted earnings per share                                   $  0.03                  $  0.06
                                                             ================================

The effect of dilutive securities is computed using the treasury stock method and average market prices during the period. Certain options to purchase common stock were not included in the computation of diluted earnings per share because the exercise price of the options exceeded the average market price of the common shares for the period. The following table summarizes such options.

                                                                         March 31,
                                                             --------------------------------
                                                                1998                     1997
                                                             --------------------------------
Number of shares                                              71,268                   60,000
Weighted average exercise price                              $  9.43                  $  7.74

The weighted average number of common shares outstanding for the first quarter of 1997 is after giving effect to the one-for-three reverse stock split.

4. As of March 31, 1998, the Company owned and managed 83 hotels with 11,554 rooms in 28 states under the following brand names: Comfort, Clarion, Sleep, Quality, Mainstay, Rodeway and Econolodge.

5. On February 4, 1998, the Board of Directors of the Company approved a plan to sell certain properties in the Company's portfolio. The properties had a net book value of $17.7 million at March 31, 1998.

6.  Relationship with Choice Hotels International, Inc.

For purposes of providing an orderly transition after the Distribution, the Company and Franchising entered into various agreements, including, among others, a Distribution Agreement, a Tax Sharing Agreement, a Corporate Services Agreement and an Employee Benefits Allocation Agreement. Effective as of October 15, 1997, these agreements provide, among other things, that the Company
(i) will receive and/or provide certain corporate and support services, such as accounting, tax and computer systems support, (ii) will adjust outstanding options to purchase shares of Company Common Stock held by Company employees, Franchising employees, and employees of Manor Care, (iii) is responsible for filing and paying the related taxes on consolidated federal tax returns and consolidated or combined state tax returns for itself and any of its affiliates (including Franchising) for the periods of time that the affiliates were members of the consolidated group, (iv) will be reimbursed by Franchising for the portion of income taxes paid that relate to Franchising and its subsidiaries, and (v) guarantees that Franchising will, at the date of the Distribution have a specified minimum level of net worth. As of March 31, 1998, the Company has a $19.9 million liability to Choice related to the net worth guarantee, the estimated final allocation of liabilities and assets and for expenses incurred by Choice on behalf of the Company.

7. In April 1998, the American Institute of Certified Public Accountants issued Statement of Position No. 98-5, "Reporting on the Costs of Start-up Activities"(the "SOP"). The SOP, which is effective for fiscal years beginning after December 15, 1998, requires costs related to start-up activities to be expensed as incurred. Presently, the Company capitalizes such costs and amortizes them over a period of one year. The Company intends to adopt the standard on January 1, 1999. Initial application of the SOP will be reported as a cumulative effect of a change in accounting principle.

If the Company would have adopted this standard on January 1, 1998, the effect would have been to increase income from continuing operations by approximately $176,000 and decrease net income by approximately $518,000, as a result of a charge for the cumulative effect of a change in accounting principle of $694,000 (net of taxes).

8. The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income" on January 1, 1998. The adoption of SFAS No. 130 does not impact the operations of the Company as the Company does not have any items considered to be other comprehensive income under SFAS
No. 130.

  MANAGEMENT'S DISCUSSION AND ANALYSIS OF OPERATIONS AND FINANCIAL CONDITION
  --------------------------------------------------------------------------

     The Company is a national owner and operator of hotel properties with a portfolio at March 31, 1998 of 83 hotels (11,554 rooms) in a total of 28 states. The Company operates each of its hotels under one of the Choice
Brands: MainStay, Comfort, Quality, Clarion, Sleep, Rodeway and Econo Lodge. The Company's continuing business consists primarily of guest room revenue, meeting room revenue, and food and beverage revenue from owned and operated hotels.

     On October 15, 1997, the Company separated the Choice Franchising Business (which had previously been conducted primarily through Franchising) and its European owned and managed hotels from its other operations pursuant to a pro rata distribution to its shareholders of all the common stock of Franchising. At the time of the Choice Spin-Off, Franchising changed its name to "Choice Hotels International, Inc." The Company changed its name to "Sunburst Hospitality Corporation" and effected a one-for-three reverse stock split.

     European hotel operations, which were distributed to Choice in the Choice Spin-Off, are presented as part of continuing operations in the consolidated financial statements for all periods prior to the Choice Spin-Off in accordance with generally accepted accounting principles. However, for purposes of analyzing the operations of the Company, management focuses on domestic hotel operations. Therefore, the following discussion focuses on the results of operations of the domestic hotels which constitute the ongoing operations of the Company subsequent to October 15, 1997.

COMPARISON OF RESULTS FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND 1997
------------------------------------------------------------------------

Continuing Operations
---------------------

     Total revenues for the three months ended March 31, 1998 increased $1.1 million to $46.1 million from $45.0 million for the same period of 1997. Revenues from European hotel operations, which were distributed to shareholders with Choice in the Choice Spin-Off on October 15, 1997, are included in the first quarter of 1997 but not in the first quarter of 1998. Total domestic revenues increased $4.9 million, or 11.8%, from $41.3 million in the first quarter of 1997 to $46.1 million for the same period of 1998. The increase in domestic revenues is a result of the net addition of 13 hotels from 70 hotels at March 31, 1997 to 83 hotels at March 31, 1998, as well as a 4.9% increase in the average daily room rate, from $61.26 for the three months ended March 31, 1997 to $64.25 for the three months ended March 31, 1998. While room revenue contributed $3.6 million to the increase in domestic revenues, food and beverage revenues were up $1.0 million, or 30.7%, for the first quarter of 1998 compared to the first quarter of 1997.

     Operating expenses increased $1.5 million from $38.5 million for the three months ended March 31, 1997 to $40.0 million for the same period of 1998. Domestic operating expenses increased from $34.5 million in the first quarter of 1997 to $40.0 million, or 15.9%, in the first quarter of 1998. The increase in domestic operating expenses is attributable primarily to the additional costs of operating the Company on a stand-alone basis and an increase in the number of hotels owned and operated. Domestic depreciation and amortization increased $1.4 million from $5.0 million for the three months ended March 31, 1997 to $6.4 million for the three months ended March 31, 1998. Corporate expenses increased from $1.6 million in the first quarter of 1997 to $3.5 million in the first quarter of 1998.

     Income from continuing operations before interest, taxes, depreciation and amortization ("EBITDA") increased $704 to $12.5 million for the three months ended March 31, 1998 compared to $11.8 million for the same period of 1997. Gross profit from facility operations (operating income before corporate expense, depreciation and amortization) increased from $13.5 million, or 30.0% of total revenue, in the three months ended March 31, 1997 to $16.0 million, or 34.7% of total revenues, in three months ended March 31, 1998. The Company considers EBITDA to be an indicative measure of operating performance, particularly due to the large amount of depreciation and amortization. Such information should not be considered an alternative to net income, operating income, cash flow from operations or any other operating or liquidity performance measure prescribed by GAAP.

     Interest expense increased 14.1%, or $609,000, to $4.9 million in the first quarter of 1998 compared to the same period in 1997. Domestic interest expense increased $847,000 from $4.1 million for the three months ended March 31, 1997 to $4.9 million for the same period of 1998. The increase in interest expense is a result of the increased debt outstanding over the three months ended March 31, 1998 compared to the same period of 1997 due to the opening of new hotels.

     Income from continuing operations decreased from $1.2 million for the three months ended March 31, 1997 to $708,000 for the same period of 1998. The decrease is a result of increased expenses associated with operating as a separate company and increased depreciation and amortization and interest expense associated with the addition of hotels to the Company's portfolio.

     Income from discontinued operations of $5.0 million for the three months ended March 31, 1997 represents the income, net of taxes, of the Choice Franchising Business.

     The following table breaks-out the operating results of the Company's portfolio into four segments: extended-stay (consisting of the Company's MainStay Suites hotels), traditional all-suite, full-service, and limited-service.

                                                Number of                    Three months ended
                                                  Hotels                           March 31,
                                                 March 31,     -------------------------------------------------
                                                1998/1997                 1998                     1997
                                          -----------------------------------------------------------------------

Extended-Stay (1)                                  9 / 1
  Average daily rate                                                      $55.43                   $55.67
  Occupancy %                                                               35.7%                    67.1%
  RevPAR                                                                  $19.81                   $37.37

Traditional All-Suite                              5 / 5
  Average daily rate                                                      $85.02                   $81.06
  Occupancy %                                                               73.1%                    72.3%
  RevPAR                                                                  $62.18                   $58.63

Full-Service                                     16 / 15
  Average daily rate                                                      $70.71                   $65.79
  Occupancy %                                                               60.4%                    62.0%
  RevPAR                                                                  $42.74                   $40.76

Limited-Service                                  53 / 49
  Average daily rate                                                      $59.40                   $57.09
  Occupancy %                                                               63.2%                    66.6%
  RevPAR                                                                  $37.54                   $38.01

Total Portfolio                                  83 / 70
  Average daily rate                                                      $64.25                   $61.26
  Occupancy %                                                               61.5%                    65.4%
  RevPAR                                                                  $39.49                   $40.07

--------
(1) Only one of the Company's MainStay Suites has been open during all periods presented. The decline in RevPAR and occupancy rates for the Company's MainStay Suites primarily results from the lower RevPAR and occupancy rates at the Company's eight recently opened MainStay Suites which are currently experiencing the stabilization period common to newly opened hotels.

Discontinued Operations
-----------------------

     Income from discontinued operations of $5.0 million for the three months ended March 31, 1997, represents the income, net of taxes, of the Franchising segment. The Franchising segment, along with European hotel operations, was distributed to shareholders on October 15, 1997.


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

     Net cash provided by operating activities was $6.5 million for the three months ended March 31, 1998 compared to $25.0 million for the three months ended March 31, 1997. Net cash provided by operating activities for the three months ended March 31, 1997 includes net cash provided by discontinued operations, as well as net cash provided by European hotel operations, which were distributed to shareholders pursuant to the Choice Spin-Off. Net cash provided by continuing operations was $6.5 million for the three months ended March 31, 1998, compared to net cash utilized by continuing operations of $3.0 million for the three months ended March 31, 1997.

     At March 31, 1998, the Company had $259.8 million of long-term debt outstanding. Of this amount, $29.0 million reflects amounts outstanding under the Company's $80 million credit facility (the "Credit Facility"). The Credit Facility expires in October 2000. At March 31, 1998, permitted availability under the Credit Facility amounted to $69.5 million. The Credit Facility's permitted availability will expand to certain levels as the Company's cash flow increases.

     At March 31, 1998, the Company owed Choice $115.0 million and $5.8 million in accrued interest pursuant to the Choice Note, a subordinated note which matures October 15, 2002. The Choice Note provides additional financial flexibility due to the fact that no interest is payable until maturity. The Company does, however, expect to refinance the Choice Note with a longer-term subordinated debt financing as soon as practicable.

     At March 31, 1998, the Company owed Choice $19.9 million representing liabilities of the Company discharged or assumed by Choice in connection with the Choice Spin-Off. The Company has reached an understanding with Choice to satisfy this obligation no later than December 31, 1998. These amounts are classified as "Payable to Choice Hotels International, Inc." on the Company's balance sheet.

     On April 23, 1997, QI Capital Corp., a wholly owned subsidiary of the Company, issued the CMBS Certificates with an aggregate principal amount of $117.5 million, representing beneficial ownership interests in a trust fund holding the Mortgage Note issued by First Choice. The Mortgage Note is secured by 37 cross-defaulted and cross-collateralized mortgages, representing first priority mortgage liens on fee interests or fee and leasehold interests in 37 hotels owned by First Choice. The terms of the Mortgage Note provide for monthly payments of principal and interest in an aggregate amount equal to interest accruing for such month and monthly principal payments based on a 240-month amortization schedule, computed using an assumed weighted average interest rate equal to 7.75% per annum. The Mortgage Note has a scheduled maturity date of May 5, 2012, on which date a balloon payment of the then outstanding principal balance will be due (currently estimated to be $48.5 million). The Mortgage Note may not be prepaid, in whole or in part, except upon payment of a premium equal to the greater of 1% of the principal amount of the Mortgage Note being prepaid and a treasury-based yield maintenance amount, provided that no prepayment premium will be required in the event of a prepayment made: (i) in connection with casualty or condemnation events; or
(ii) on or after the date that is six months prior to the scheduled maturity date. The CMBS Certificates bear a 7.8% blended weighted average interest rate. The 37 hotel properties so collateralized reported earnings before interest, taxes, depreciation and amortization and an allocation for corporate expenses of $9.0 million for the three months ended March 31, 1998. The Company used the proceeds to repay debt payable to its former parent, Manor Care. At March 31, 1998, $115.2 million aggregate principal amount was outstanding under the CMBS Certificates.

     At March 31, 1998, the Company's debt to book capitalization amounted to 74.3%, while debt to market capitalization was 59.8%.

     Notwithstanding the real estate-intensive nature of the Company's business, the Company's objective is to reduce its overall leverage while continuing to grow through development. The Company continuously evaluates its existing portfolio and seeks to sell hotels that have limited upside potential or are projected to underperform in order to redeploy capital in higher-yielding assets. The Company has identified six such properties which it is marketing for sale in 1998.

     The Company intends to aggressively develop MainStay Suites, a mid-price extended-stay hotel product. At March 31, 1998, nine MainStay Suites were open and operating with another six under construction. In addition to those under construction, there were another 13 projects under development. A typical MainStay Suites costs approximately $5.0 to $6.9 million to develop and construct (including land cost), with an average cost per room ranging from $50,000 to $65,000. In order for the Company to continue the MainStay Suites development program on a long-term basis, additional capital will be required. Subject to market conditions, the Company anticipates raising additional equity and/or debt capital in the foreseeable future to fund its growth strategy or to satisfy its obligations. While cash flow from operations, credit available under the Credit Facility and the sale of the six identified hotels is expected to be adequate to fund operations and committed construction projects, accessing additional capital is imperative in order for the Company to continue executing its development and growth plans.

     Excluding development, recurring capital expenditures required to maintain operating assets in the appropriate condition are estimated to be approximately $15 million per year. Planned capital expenditures for the development of MainStay Suites and Sleep Inns in 1998 are projected to be approximately $83.6 million. Planned capital expenditures for the development of MainStay Suites in calendar 1999 are projected to be $93.5 million. The Company will also continue to pursue selectively the acquisition of hotel properties in all segments of the lodging industry where the Company believes long-term value can be created from renovation and, where appropriate, the repositioning of the hotel to a different brand or service level.

     In April 1997, the Company, through its indirect subsidiary, First Choice Properties, completed an offering of $117.5 million multiclass mortgage pass-through certificates, which are non-recourse and collateralized by 37 hotel properties with a net book value of $145.2 million at March 31, 1998. The certificates bear a blended weighted average interest rate and have a final maturity of May 5, 2012. The 37 hotel properties so collateralized reported earnings before interest, taxes, depreciation and amortization, and management fee allocations of $9.0 million for the three months ended March 31, 1998. The proceeds from the offering were used to repay the Company's former parent, Manor Care, for amounts outstanding at the time under the Manor Care Note Payable. At March 31, 1998, $115.2 million aggregate principal amount was outstanding under the certificates.

     At March 31, 1998, the Company owed Choice $19.9 million relating to the final allocation of assets, liabilities and equity between the two parties and for expenditures incurred by Choice on behalf of the Company.

     At March 31, 1998, the Company's debt to book capitalization amounted to 74.3%, while debt to market capitalization was 59.8%.

     The Company intends to aggressively develop MainStay Suites, a mid-price extended-stay hotel product. At March 31, 1998, nine MainStay Suites were open and operating with another eight under construction. In addition to those under construction, there were another six projects in development. The cost to develop an average MainStay Suite costs approximately $5.0 to $6.9 million.
In order for the Company to continue the MainStay development program on a long term basis, additional capital will be required. Subject to market conditions, the Company anticipates raising additional equity and debt capital during calendar year 1998.

     The Company believes that operating cash flows, combined with availability under the line of credit and the proceeds from the planned sale of six properties in the Company's portfolio will be adequate to fund operations and committed construction projects. However, additional capital is imperative for the Company to continue executing its development and growth plans.


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

Certain statements contained in this Form 10-Q, including those in the section entitled "Management's Discussion and Analysis of Operating Results and Financial Condition," contain forward-looking information that involves risk and uncertainties, including the Company's plans to raise additional equity and/or debt. Actual future results and trends may differ materially depending on a variety of factors discussed in the "Risk Factors" section included in the Company's SEC filings, including (a) the Company's success in implementing its business strategy, including its success in arranging financing where required,
(b) the nature and extent of future competition, and political, economic and demographic developments in regions where the Company does business or in the future may do business.

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



ITEM 6.         EXHIBITS AND REPORTS ON FORM 8-K
                --------------------------------

(a)   Exhibits

      Exhibit 27.01 - Financial Data Schedule  March 31, 1998


(b) The following reports were filed pertaining to the quarter ended March 31, 1998.

      Form 8-K dated March 11, 1998 - Announcement of the adoption of a Stockholder Rights Plan by the Company's Board of Directors.

                                   SIGNATURE

Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         SUNBURST HOSPITALITY CORPORATION

Date: May 1, 1998                        /s/   /s/ James A. MacCutcheon
      -----------                              -----------------------------
                                         By:   James A. MacCutcheon
                                               Executive Vice President,
                                               Chief Financial Officer and
                                               Treasurer