Form 10-Q
period 1998-06-30
SUNBURST HOSPITALITY CORP
filed 1998-08-06
CIK 1018146

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


FOR THE QUARTER ENDED JUNE 30, 1998                  COMMISSION FILE NO. 1-11915


                        SUNBURST HOSPITALITY CORPORATION
                              10770 COLUMBIA PIKE
                            SILVER SPRING, MD. 20901
                                 (301) 979-5000

        Delaware                                              53-1985619
        --------                                              ----------
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
                               Yes  X      No
                                   ---        ---


                                                   SHARES OUTSTANDING
               CLASS                                AT JUNE 30, 1998
              ------                                ----------------
          Common Stock, $0.01
          par value per share                          19,970,510
                                                       ----------

================================================================================

                        SUNBURST HOSPITALITY CORPORATION

                                     INDEX
                                     -----


                                                                    PAGE NO.
                                                                    -------
PART I.  FINANCIAL INFORMATION:

    Condensed Consolidated Balance Sheets -

       June 30, 1998 (Unaudited) and December 31, 1997                  3

    Condensed Consolidated Statements of Income -

       Three and six months ended June 30, 1998 and
          June 30, 1997 (Unaudited)                                     4

    Condensed Consolidated Statements of Cash Flows -

       Six months ended June 30, 1998
          and June 30, 1997 (Unaudited)                                 5

    Notes to Condensed Consolidated Financial
       Statements (Unaudited)                                           6

    Management's Discussion and Analysis of Results of
       Operations and Financial Condition                              10


PART II.  OTHER INFORMATION AND SIGNATURE                              16


                       SUNBURST HOSPITALITY CORPORATION
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                (IN THOUSANDS)

                                                                        As of
                                                            -----------------------------
                                                               June 30,      December 31,
                                                                 1998            1997
                                                            -------------   -------------
                                    ASSETS

Real estate, net                                            $     376,627   $     371,305
Real estate held for sale                                          17,919               -
Receivables (net of allowance for doubtful
   accounts of $582 and $616, respectively)                         9,810           6,261
Other assets                                                       11,176          17,509
Cash and cash equivalents                                           6,247           5,908
                                                            -------------   -------------

      TOTAL ASSETS                                          $     421,779   $     400,983
                                                            =============   =============

                     LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES

Debt
   Mortgages and other long term debt                       $     147,172   $     133,648
   Note payable to Choice Hotels International, Inc.              122,366         117,120
                                                            -------------   -------------
                                                                  269,538         250,768

Accounts payable and accrued expenses                              35,942          33,415
Payable to Choice Hotels International, Inc.                       19,921          25,066
Deferred income taxes ($2,714 and $1,378, respectively) and
  other liabilities                                                 3,760           2,427
                                                            -------------   -------------

      Total liabilities                                           329,161         311,676
                                                            -------------   -------------

STOCKHOLDERS' EQUITY

Common stock (60,000,000 authorized, at $0.01 par value,
   21,389,750 and 21,366,282 issued and 19,970,510 and
   19,947,042 outstanding at June 30, 1998 and December 31,
   1997, respectively)                                                200             200
Additional paid-in-capital                                        105,898         105,653
Retained earnings                                                 (13,480)        (16,546)
                                                            -------------   -------------

      Total stockholders' equity                                   92,618          89,307
                                                            -------------   -------------

      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY            $     421,779   $     400,983
                                                            =============   =============


                  The accompanying notes are an integral part of these Condensed Consolidated Balance Sheets.

                       SUNBURST HOSPITALITY CORPORATION
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                   (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                  For the three months ended        For the six months ended
                                                                            June 30,                        June 30,
                                                                  --------------------------       ---------------------------
                                                                    1998              1997           1998              1997
                                                                  -------            -------       --------            -------
REVENUES
        Rooms                                                     $47,691            $46,103       $ 87,673            $86,207
        Food and beverage                                           4,432              3,892          8,540              7,035
        Other                                                       2,317              1,842          4,366              3,586
                                                                  -------            -------       --------            -------
                Total revenues                                     54,440             51,837        100,579             96,828
                                                                  -------            -------       --------            -------
OPERATING EXPENSES

        Departmental expenses                                      17,683             19,447         32,847             36,484
        Undistributed operating expenses                           16,211             14,400         31,173             28,872
        Depreciation and amortization                               7,324              5,550         13,706             10,931
        Corporate                                                   4,028              1,858          7,492              3,495
                                                                  -------            -------       --------            -------
                Total operating expenses                           45,246             41,255         85,218             79,782
                                                                  -------            -------       --------            -------

OPERATING INCOME                                                    9,194             10,582         15,361             17,046
                                                                  -------            -------       --------            -------

INTEREST EXPENSE                                                    5,232              4,831         10,175             9,165
                                                                  -------            -------       --------            -------
INCOME FROM CONTINUING
   OPERATIONS BEFORE INCOME TAXES                                   3,962              5,751          5,186              7,881
                Income taxes                                        1,604              2,527          2,120              3,464
                                                                  -------            -------       --------            -------

INCOME FROM CONTINUING OPERATIONS                                   2,358              3,224          3,066              4,417

DISCONTINUED OPERATIONS:  Income from
   operations of discontinued franchising business
   (less applicable income taxes of $7,855 and $11,450,
   respectively)                                                        -             10,983              -             16,009
                                                                  -------            -------       --------            -------

EXTRAORDINARY ITEM -- LOSS FROM EARLY
EXTINGUISHMENT OF DEBT (NET OF $747 TAX
BENEFIT)                                                                -              1,144              -              1,144

NET INCOME                                                        $ 2,358            $13,063       $  3,066            $19,282
                                                                  =======            =======       ========            =======

Basic earnings per share
        From continuing operations                                $  0.12            $  0.16       $   0.15            $  0.21
        From discontinued operations                                    -               0.54              -               0.78
        From extraordinary item                                                        (0.05)                            (0.06)
                                                                  -------            -------       --------            -------
        Earnings per share                                        $  0.12            $  0.65       $   0.15            $  0.93
                                                                  =======            =======       ========            =======

Diluted earnings per share
        From continuing operations                                $  0.12            $  0.16       $   0.15            $  0.21
        From discontinued operations                                    -               0.53              -               0.75
        From extraordinary item                                                        (0.06)             -              (0.05)
                                                                  -------            -------       --------            -------
        Earnings per share                                        $  0.12            $  0.63       $   0.15            $  0.91
                                                                  =======            =======       ========            =======


                 The accompanying notes are an integral part of these Condensed Consolidated Statements of Income.

                       SUNBURST HOSPITALITY CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (IN THOUSANDS)

                                                                                       For the six months ended
                                                                                                June 30,
                                                                                       ------------------------
                                                                                           1998         1997
                                                                                       -----------   ----------
CASH FLOWS FROM OPERATING ACTIVITIES
Income from continuing operations                                                      $     3,066   $    3,273

Reconciliation of net income to net cash
  provided by operating activities:
   Depreciation and amortization                                                            13,706       10,931
   Other non-cash items                                                                      6,720        4,999
Change in assets and liabilities:
   Change in receivables                                                                    (3,686)      (1,628)
   Change in other assets                                                                   (1,332)      (3,702)
   Change in accounts payable and accrued expenses                                           2,527        5,019
   Change in payable to Choice Hotels International, Inc.                                   (5,145)           -
   Change in current taxes receivable                                                        2,903         (695)
                                                                                       -----------   ----------
      NET CASH PROVIDED BY CONTINUING OPERATIONS                                            18,759       18,197
      NET CASH PROVIDED BY DISCONTINUED OPERATIONS                                               -       33,844
                                                                                       -----------   ----------
      NET CASH PROVIDED BY OPERATING ACTIVITIES                                             18,759       52,041
                                                                                       -----------   ----------

CASH FLOWS FROM INVESTING ACTIVITIES
   Investment in property and equipment                                                    (32,403)     (36,367)
   Acquisition of operating hotels                                                               -       (5,550)
   Proceeds from sale of property and equipment                                                399        2,522
                                                                                       -----------   ----------
      NET CASH UTILIZED BY CONTINUING OPERATIONS                                           (32,004)     (39,395)
      NET CASH UTILIZED BY DISCONTINUED OPERATIONS                                               -       (9,920)
                                                                                       -----------   ----------
      NET CASH UTILIZED BY INVESTING ACTIVITIES                                            (32,004)     (49,315)
                                                                                       -----------   ----------

CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from mortgages and other long term debt                                         15,000      199,200
   Principal payments on notes payable to Manor Care, Inc.                                       -     (110,000)
   Principal payments of debt                                                               (1,477)        (686)
   Payment of financing fees                                                                     -       (3,959)
   Proceeds from issuance of common stock                                                       61        4,352
   Purchases of treasury stock                                                                   -      (53,150)
                                                                                       -----------   ----------
      NET CASH PROVIDED BY CONTINUING OPERATIONS                                            13,584       35,757
      NET CASH UTILIZED BY DISCONTINUED OPERATIONS                                               -      (24,514)
                                                                                       -----------   ----------
      NET CASH PROVIDED BY FINANCING ACTIVITIES                                             13,584       11,243
                                                                                       -----------   ----------

NET CHANGE IN CASH AND CASH EQUIVALENTS                                                        339       13,969
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                             5,908        4,170
                                                                                       -----------   ----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                             $     6,247   $   18,139
                                                                                       ===========   ==========

 Cash and cash equivalents of continuing operations                                    $     6,247   $   15,404
 Cash and cash equivalents of discontinued operations                                  $         -   $    2,735


               The accompanying notes are an integral part of these Condensed Consolidated Statements of Cash Flows.

                       SUNBURST HOSPITALITY CORPORATION
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 1998
                                  (UNAUDITED)


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

In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position of the Company as of June 30, 1998, the results of operations for the three and six months ended June 30, 1998 and 1997, respectively, and cash flows for the six months ended June 30, 1998 and 1997, respectively. Interim results are not necessarily indicative of full year performance because of the impact of seasonal and short-term variations.

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

In connection with the Distribution, the Company has presented the franchising business as a discontinued operation in the consolidated statement of income and consolidated statement of cash flows for the three and six months ended June 30, 1997. Although the Company's European hotel operations were distributed to shareholders along with the franchising business, generally accepted accounting principles do not permit presenting this operation as discontinued. The following schedules illustrate the impact of the European hotel operations on the operating results of the Company for the three and six months ended June 30, 1997.

Three months ended          Domestic Hotel    European Hotel    Continuing
June 30, 1997                 Operations        Operations      Operations
-----------------------------------------------------------------------------
Revenues                       $46,982            $4,855          $51,837
Operating income                10,272               310           10,582
Pretax income                    5,666                85            5,751
Net income                       3,173                51            3,224


Six months ended            Domestic Hotel    European Hotel    Continuing
June 30, 1997                 Operations        Operations      Operations
-----------------------------------------------------------------------------
Revenues                       $88,240            $8,588          $96,828
Operating income                17,050                (4)          17,046
Pretax income                    8,348              (467)           7,881
Net income                       4,700              (283)           4,417



3. The following table illustrates the reconciliation of income from continuing operations and number of shares used in the basic and diluted earnings per share calculations.

                                                For the three months ended            For the six months ended
                                                ---------------------------------------------------------------
(in thousands, except per share amounts)                 June 30,                              June 30,
                                                ---------------------------------------------------------------
                                                   1998             1997               1998               1997
                                                ---------------------------------------------------------------
Computation of basic earnings per share

Income from continuing operations                $ 2,358          $ 3,224            $ 3,066            $ 4,417
Weighted average shares outstanding               19,967           20,222             19,962             20,626
                                                ---------------------------------------------------------------

Basic earnings per share from continuing
     operations                                  $  0.12          $  0.16            $  0.15            $  0.21
                                                ===============================================================

Computation of diluted earnings per share

Income from continuing operations                $ 2,358          $ 3,224            $ 3,066            $ 4,417
Weighted average shares outstanding               19,967           20,222             19,962             20,626

Effect of dilutive securities:
     Employee stock option plan                      373              493                469                507
                                                ---------------------------------------------------------------

Shares for diluted earnings per share             20,340           20,715             20,431             21,133
                                                ---------------------------------------------------------------

Diluted earnings per share from continuing
     operations                                  $  0.12          $  0.16            $  0.15            $  0.21
                                                ===============================================================

The effect of dilutive securities is computed using the treasury stock method and average market prices during the period. Certain options to purchase common stock were not included in the computation of diluted earnings per share because the exercise of the options exceeded the average market price of the common shares for the period. The following table summarizes such options.

                                            June 30,
                                    -------------------------
                                       1998            1997
                                    -------------------------
Number of shares                      562,615          60,000
Weighted average exercise price      $   8.06         $  7.74

The weighted average number of common shares outstanding for the three and six months ended June 30, 1997 is after giving effect to the one-for-three reverse stock split.

4. As of June 30,1998, the Company owned and managed 85 hotels with 11,754 rooms in 28 states under the following brand names: Comfort, Clarion, Sleep, Quality, MainStay, Rodeway and Econo Lodge.

5. The Company has identified six hotels that are currently being marketed for sale. At June 30, 1998, the net book value of the hotels held for sale is $17.9 million. In accordance with Statement of Financial Accounting Standards No. 121 ("SFAS No. 121"), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," the Company discontinued depreciating these assets while they are held for sale. In addition, SFAS No. 121 requires that assets held for sale be reported at the lower of the carrying amount or fair value less costs to sell. The Company has concluded that the assets are properly recorded and no writedown is necessary. The six hotels held for sale reported total revenues of $1.9 million and $3.2 million for the three and six months ended June 30, 1998, and $1.8 million and $3.3 million for the three and six months ended June 30, 1997, respectively. Operating income (before allocations for corporate expenses) of the six hotels was $263,000 and $150,000 for the three and six months ended June 30, 1998, respectively and $200,000 and $229,000 for the three and six months ended June 30, 1997.

6.  Relationship with Choice Hotels International, Inc.

For purposes of providing an orderly transition after the Distribution, the Company and Franchising entered into various agreements, including, among others, a Distribution Agreement, a Tax Sharing Agreement, a Corporate Services Agreement and an Employee Benefits Allocation Agreement. Effective as of October 15, 1997, these agreements provide, among other things, that the Company
(i) will receive and/or provide certain corporate and support services, such as accounting, tax and computer systems support, (ii) will adjust outstanding options to purchase shares of Company Common Stock held by Company employees, Franchising employees, and employees of Manor Care, (iii) is responsible for filing and paying the related taxes on consolidated federal tax returns and consolidated or combined state tax returns for itself and any of its affiliates (including Franchising) for the periods of time that the affiliates were members of the consolidated group, (iv) will be reimbursed by Franchising for the portion of income taxes paid that relate to Franchising and its subsidiaries, and (v) guarantees that Franchising will, at the date of the Distribution have a specified minimum level of net worth. As of June 30, 1998, the Company has a $19.9 million liability to Choice related to the net worth guarantee, the estimated final allocation of liabilities and assets and for expenses incurred by Choice on behalf of the Company.

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

If the Company would have adopted this standard on January 1, 1998, the effect would have been to decrease income from continuing operations by approximately $65,000 for the three months ended June 30, 1998, and to increase income from continuing operations by approximately $116,000 for the six months ended June 30, 1998. Net income for the six month period would have decreased by approximately $578,000, as a result of a charge for the cumulative effect of a change in accounting principle of $694,000 (net of taxes).

8. The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income," on January 1, 1998. The adoption of SFAS No. 130 does not impact the operations of the Company as the Company does not have any items considered to be other comprehensive income under SFAS
No. 130.

   MANAGEMENT'S DISCUSSION AND ANALYSIS OF OPERATIONS AND FINANCIAL CONDITION
   --------------------------------------------------------------------------


     The Company is a national owner and operator of hotel properties with a portfolio at June 30, 1998 of 85 hotels (11,754 rooms) in a total of 28 states. The Company operates each of its hotels under one of the Choice Brands:
MainStay, Comfort, Quality, Clarion, Sleep, Rodeway and Econo Lodge. The Company's continuing business consists primarily of guest room revenue, meeting room revenue, and food and beverage revenue from owned and operated hotels.

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

     European hotel operations, which were distributed to Choice in the Choice Spin-Off, are presented as part of continuing operations in the consolidated financial statements for all periods prior to the Choice Spin-Off in accordance with generally accepted accounting principles ("GAAP"). However, for purposes of analyzing the operations of the Company, management focuses on domestic hotel operations. Therefore, the following discussion focuses on the results of operations of the domestic hotels, which constitute the ongoing operations of the Company subsequent to October 15, 1997.


COMPARISON OF RESULTS FOR THE THREE MONTHS ENDED JUNE 30, 1998 AND 1997
-----------------------------------------------------------------------

Continuing Operations
---------------------

     Total revenues for the three months ended June 30, 1998 were $54.4 million, a 5.0% increase over the second quarter of 1997. Domestic revenues increased $7.5 million, or 15.9%, from $47.0 million for the three months ended June 30, 1997 to $54.4 million for the same period of 1998. Room revenues contributed $6.4 million to the growth in revenue, while food and beverage and other revenue each contributed $0.5 million. The increase in room revenue is attributable to a 15.7% increase in the number of rooms, from 10,156 at June 30, 1997 to 11,754 at June 30, 1998, and a 3.7% increase in comparable hotel average daily rates. The fires in the state of Florida negatively impacted revenues for the second quarter, as 13 of the Company's 85 hotels are located in Florida.

     Operating expenses increased 9.7%, or $4.0 million for the three months ended June 30, 1998 compared to the same period of 1997. Domestic operating expenses increased $8.5 million from $36.7 in 1997 to $45.2 in 1998. The increase in domestic operating expenses results from the addition of 15 hotels to the Company's portfolio and the increased expense of operating as a separate company. Domestic departmental and undistributed operating expenses increased $4.3 million or 14.4%, while depreciation and amortization expense increased $2.1 million. Corporate expense increased $2.2 million, from $1.9 million for the three months ended June 30, 1997, to $4.0 million for the same period of 1998. Included in corporate expense for the three months ended June 30, 1998 are $350,000 of non-recurring expenses associated with a public offering of common stock that was withdrawn during the second quarter.

     Income from continuing operations before interest, depreciation and amortization ("EBITDA") increased 2.4%, from $16.1 million for the three months ended June 30, 1997, to $16.5 for the same period of 1998. Domestic EBITDA increased 6.7% from $15.5 million for the June 1997 quarter to $16.5 million for the June 1998 quarter. The Company considers EBITDA to be an indicative measure of operating performance, particularly due to the large amount of depreciation and amortization. Such information should not be considered an alternative to net income, operating income, cash flow from operations, or any other operating or liquidity performance measure prescribed by GAAP. Gross profit from hotel operations (operating income before depreciation and amortization and corporate expense) increased 14.2% in the three months ending June 30, 1998 to $20.5 million, while the gross profit from hotel operations margin increased from 34.7% to 37.7%.

     Interest expense increased $401,000 to $5.2 million for the three months ended June 30, 1998 compared to the same period of 1997. Domestic interest expense increased $626,000, or 13.6%, from $4.6 million for the three months ended June 30, 1997 to $5.2 million for the same period of 1998. The increase is a result of additional borrowings associated with the Company's development and construction of hotels.

     Income from continuing operations decreased $866,000 from $3.2 million for the three months ended June 30, 1997 to $2.4 million for the same period of 1998. Domestic income from continuing operations decreased $815,000 for three months ended June 30, 1998 compared to the same period of 1997. The decrease results from the additional expenses associated with operating the company on a stand-alone basis and the increase in depreciation and amortization and interest expenses resulting from the addition of 15 hotels to the Company's portfolio.

     Earnings per share from continuing operations decreased from $0.16 per share for the 1997 period to $0.12 per share for the 1998 period.

     In May 1997, the Company prepaid $110.0 million in notes payable to Manor Care. The prepayment of the notes resulted in a prepayment penalty of $1.1 million, net of taxes, which is presented on the statement of operations as an extraordinary item.

     The following table breaks-out the operating results of the Company's portfolio into four segments: extended-stay (consisting of the Company's MainStay Suites hotels), traditional all-suite, full-service, and limited-service for the three months ended June 30, 1998 and 1997.

                              Number of         Three months ended
                               Hotels                 June 30,
                               June 30,   ---------------------------------
                              1998/1997        1998              1997
                           ------------------------------------------------

Extended-Stay (1)               11 / 1
  Average daily rate                          $55.10            $55.30
  Occupancy %                                   59.6%             78.4%
  RevPAR                                      $32.84            $43.36

Traditional All-Suite            5 / 5
  Average daily rate                          $72.36            $69.61
  Occupancy %                                   75.9%             75.4%
  RevPAR                                      $54.92            $52.49

Full-Service                    16 / 15
  Average daily rate                          $69.61            $67.46
  Occupancy %                                   71.1%             72.5%
  RevPAR                                      $49.49            $48.91

Limited-Service                 53 / 49
  Average daily rate                          $59.63            $57.60
  Occupancy %                                   72.5%             73.5%
  RevPAR                                      $43.23            $42.34

Total Portfolio                 85 / 70
  Average daily rate                          $62.92            $61.37
  Occupancy %                                   71.2%             73.4%
  RevPAR                                      $44.80            $45.04

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

Discontinued operations
-----------------------


     Income from discontinued operations of $11.0 million for the three months ended June 30, 1997, represents the income, net of taxes, of the Franchising segment. The Franchising segment, along with European hotel operations, was distributed to shareholders on October 15, 1997.


COMPARISON OF RESULTS FOR THE SIX MONTHS ENDED JUNE 30, 1998 AND 1997
----------------------------------------------------------------------

Continuing Operations
---------------------


     Total revenues for the six months ended June 30, 1998 were $100.6 million, an increase of $3.8 million over the same period of 1997. Domestic revenues increased $12.3 million, or 14.0%, in the first six months of 1998 compared to the same period of 1997. The increase results primarily from the net addition of 15 hotels and 1,598 rooms to the Company's portfolio and a 4.6% increase in comparable hotel average daily rates. Food and beverage revenue also contributed $1.5 million to the increase in revenue for the first six months of 1998.

     Total operating expenses increased 6.8%, or $5.4 million, for the six months ended June 30, 1998 compared to the same period of 1997. Domestic operating expenses increased $14.0 million for the first half of 1998 compared to the same period of 1997. The increase is a result of the addition of 1,598 rooms to the Company's portfolio and the increased cost of operating as a stand-alone company. Domestic depreciation and amortization expense increased $3.5 million, while corporate expense increased $4.0 million for the six months ended June 30, 1998. Included in corporate expense for the six months ended June 30, 1998 are $350,000 of non-recurring expenses associated with a public offering of common stock that was withdrawn during the second quarter.

     Total EBITDA increased $1.1 million from $28.0 million for the six months ended June 30, 1997 to $29.1 million for the same period of 1998. Domestic hotel EBITDA increased $1.8 million, or 6.6%, to $29.1 million in 1998.
Domestic gross profit from hotel operations (operating income before depreciation and amortization and corporate expense) increased 18.8%, from $30.8 million for the six months ended June 30, 1997, to $36.6 for the same period of 1998.

     Interest expense increased $1.0 million to $10.2 million. Domestic interest expense increased $1.5 million, or 16.9%, in 1998 as a result of increased borrowings associated with the development and construction of new hotels.

     Income from continuing operations decreased $1.4 million for the first half of 1998. Domestic income from continuing operations decreased $1.6 million from $4.7 million for the six months ended June 30, 1997 to $3.1 million for the same period of 1998. The decrease is primarily attributable to increased depreciation and amortization expense and interest expense associated with the development of new hotels and increased corporate expense associated with operating the company on a stand-alone basis.

     The following table breaks-out the operating results for the six months ended June 30, 1998 and 1997 of the Company's portfolio into four segments: extended-stay (consisting of the Company's MainStay Suites hotels), traditional all-suite, full-service, and limited-service.

                             Number of           Six months ended
                              Hotels                 June 30,
                             June 30,   -----------------------------------
                             1998/1997        1998                1997
                            -----------------------------------------------

Extended-Stay (1)              11 / 1
  Average daily rate                          $55.19              $55.47
  Occupancy %                                   50.9%               72.8%
  RevPAR                                      $28.09              $40.38

Traditional All-Suite           5 / 5
  Average daily rate                          $78.53              $75.18
  Occupancy %                                   74.6%               73.9%
  RevPAR                                      $58.58              $55.56

Full-Service                   16 / 15
  Average daily rate                          $70.11              $66.69
  Occupancy %                                   65.8%               67.2%
  RevPAR                                      $46.13              $44.82

Limited-Service                53 / 49
  Average daily rate                          $59.52              $57.36
  Occupancy %                                   67.9%               70.1%
  RevPAR                                      $40.41              $40.21

Total Portfolio                85 / 70
  Average daily rate                          $63.52              $61.32
  Occupancy %                                   66.4%               69.4%
  RevPAR                                      $42.18              $42.56

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

Discontinued Operations
-----------------------

     Income from discontinued operations of $16.0 million for the six months ended June 30, 1997, represents the income, net of taxes, of the Franchising segment. The Franchising segment, along with European hotel operations, was distributed to shareholders on October 15, 1997.


LIQUIDITY AND CAPITAL RESOURCES
--------------------------------

     Net cash provided by operating activities was $18.8 million for the six months ended June 30, 1998 compared to $52.0 million for the six months ended June 30, 1997. Net cash provided by operating activities for the six months ended June 30, 1997 includes net cash provided by discontinued operations, as well as net cash provided by European hotel operations, which were distributed to shareholders pursuant to the Choice Spin-Off. Net cash provided by continuing operations was $18.8 million for the six months ended June 30, 1998, compared to net cash provided by continuing operations of $18.2 million for the six months ended June 30, 1997.

     At June 30, 1998, the Company had $269.5 million of long-term debt outstanding. Of this amount, $31.0 million reflects amounts outstanding under the Company's $80 million credit facility (the "Credit Facility"). The

Credit Facility expires in October 2000. At June 30, 1998, permitted availability under the Credit Facility amounted to $58.5 million. The Credit Facility's permitted availability will expand to certain levels as the Company's cash flow increases.

     At June 30, 1998, the Company owed Choice $122.4 million (including $9.0 million in accrued interest) pursuant to the Choice Note, a subordinated note which matures October 15, 2002. The Choice Note provides additional financial flexibility due to the fact that no interest is payable until maturity. The Company does, however, expect to refinance the Choice Note with a longer-term subordinated debt financing as soon as practicable.

     At June 30, 1998, the Company owed Choice $19.9 million representing liabilities of the Company discharged or assumed by Choice in connection with the Choice Spin-Off. The Company has reached an understanding with Choice to satisfy this obligation no later than December 31, 1998. These amounts are classified as "Payable to Choice Hotels International, Inc." on the Company's balance sheet.

     At June 30, 1998, the Company's debt to book capitalization amounted to 74.4%, while debt to market capitalization was 66.0%.

     Notwithstanding the real estate-intensive nature of the Company's business, the Company's objective is to reduce its overall leverage while continuing to grow through development. The Company continuously evaluates its existing portfolio and seeks to sell hotels that have limited upside potential or are projected to underperform in order to redeploy capital in higher-yielding assets. The Company has identified six such properties that it is marketing for sale in 1998.

     The Company intends to aggressively develop MainStay Suites, a mid-price extended-stay hotel product. At June 30, 1998, eleven MainStay Suites were open and operating with another eight under construction. In addition to those under construction, there were another three projects under development. A typical MainStay Suites costs approximately $5.0 to $6.9 million to develop and construct (including land cost), with an average cost per room ranging from $50,000 to $65,000. In order for the Company to continue the MainStay Suites development program on a long-term basis, additional capital will be required. The Company withdrew a proposed common stock offering in the second quarter due to unfavorable market conditions. Although the withdrawal of the offering will not cause liquidity problems in the foreseeable future, the lack of additional capital may cause the Company to modify its development plans.

     Excluding development, recurring capital expenditures required to maintain operating assets in the appropriate condition are estimated to be approximately $15 million per year. Planned capital expenditures for the development of MainStay Suites and Sleep Inns in 1998 are projected to be approximately $83.6 million. Planned capital expenditures for the development of MainStay Suites in calendar 1999 are projected to be $62.3 million. The Company will also continue to pursue selectively the acquisition of hotel properties in all segments of the lodging industry where the Company believes long-term value can be created from renovation and, where appropriate, the repositioning of the hotel to a different brand or service level.


FORWARD-LOOKING STATEMENTS
---------------------------

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


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
         --------------------------------


(a)   Exhibits

      Exhibit 27.01 - Financial Data Schedule  June 30, 1998


(b) The following reports were filed pertaining to the quarter ended June 30, 1998.

      None

                                   SIGNATURE

Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   SUNBURST HOSPITALITY CORPORATION



Date: August 6, 1998                 /s/   James A. MacCutcheon
      --------------                 --------------------------

                                     By:   James A. MacCutcheon
                                           Executive Vice President,
                                           Chief Financial Officer and
                                           Treasurer