Form 10-Q
period 1998-09-30
SUNBURST HOSPITALITY CORP
filed 1998-11-10
CIK 1018146

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


FOR THE QUARTER ENDED SEPTEMBER 30, 1998           COMMISSION FILE NO. 1-11915


                        SUNBURST HOSPITALITY CORPORATION
                              10770 COLUMBIA PIKE
                            SILVER SPRING, MD. 20901
                                 (301) 592-3000

        Delaware                                             53-1985619
------------------------                               ----------------------
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
                               Yes  X      No
                                   ---         ---

                                                       SHARES OUTSTANDING
   CLASS                                              AT SEPTEMBER 30, 1998
   ------                                             ---------------------
Common Stock, $0.01                                          19,973,538
par value per share                                          ----------


===============================================================================

                        SUNBURST HOSPITALITY CORPORATION

                                     INDEX
                                     -----


                                                            PAGE NO.
                                                            -------

PART I.  FINANCIAL INFORMATION:


 Condensed Consolidated Balance Sheets -

    September 30, 1998 (Unaudited) and December 31, 1997        3

 Condensed Consolidated Statements of Income -

    Three and nine months ended September 30, 1998 and
    September 30, 1997 (Unaudited)                              4

Condensed Consolidated Statements of Cash Flows -

    Nine months ended September 30, 1998
    and September 30, 1997 (Unaudited)                          5

Notes to Condensed Consolidated Financial
Statements (Unaudited)                                          6

Management's Discussion and Analysis of Results of

    Operations and Financial Condition                          10


PART II.  OTHER INFORMATION                                     18


                       SUNBURST HOSPITALITY CORPORATION
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                (IN THOUSANDS)


                                                                           As of
                                                              -------------------------------
                                                              September 30,      December 31,
                                                                  1998               1997
                                                              -------------      ------------
                                                              (unaudited)
                                    ASSETS
Real estate, net                                               $    355,369      $    371,305
Real estate held for sale                                            39,571                 -
Receivables (net of allowance for doubtful
   accounts of $596 and $616, respectively)                           9,151             6,261
Other assets                                                         16,195            17,509
Cash and cash equivalents                                             5,106             5,908
                                                              -------------      ------------

      Total assets                                             $    425,392      $    400,983
                                                              =============      ============



                     LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES

Debt
   Mortgages and other long term debt                          $    149,118      $    133,648
   Note payable to Choice Hotels International, Inc.                125,078           117,120
                                                              -------------      ------------
                                                                    274,196           250,768

Accounts payable and accrued expenses                                32,996            33,415
Payable to Choice Hotels International, Inc.                         19,921            25,066
Deferred income taxes ($1,681 and $1,378,
  respectively) and other liabilities                                 3,544             2,427
                                                              -------------      ------------
      Total liabilities                                             330,657           311,676
                                                              -------------      ------------


STOCKHOLDERS' EQUITY

Common stock (60,000,000 and 60,000,000 authorized,
   at $0.01 par value, 21,392,778 and 21,366,282
   issued and 19,973,538 and 19,947,042 outstanding
   at September 30, 1998 and December 31, 1997,
   respectively)                                                        200               200
Additional paid-in-capital                                          107,567           105,653
Retained earnings                                                   (13,032)          (16,546)
                                                              -------------      ------------

      Total stockholders' equity                                     94,735            89,307
                                                              -------------      ------------

      Total liabilities and stockholders' equity               $    425,392       $   400,983
                                                              =============      ============

The accompanying notes are an integral part of these Condensed Consolidated Balance Sheets.

                       SUNBURST HOSPITALITY CORPORATION
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
              (UNAUDITED, IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)



                                               For the three months ended  For the nine months ended
                                                      September 30,               September 30,
                                                ------------------------    -----------------------
                                                   1998         1997           1998         1997
                                                ----------   -----------    ----------   ----------
REVENUES
   Rooms                                        $   50,404   $    47,496    $  138,077   $  133,703
   Food and beverage                                 3,947         3,517        12,487       10,552
   Other                                             1,969         2,323         6,335        5,909
                                                ----------   -----------    ----------   ----------

      Total revenues                                56,320        53,336       156,899      150,164
                                                ----------   -----------    ----------   ----------

OPERATING EXPENSES

   Departmental expenses                            18,284        19,844        51,131       56,328
   Undistributed operating expenses                 17,973        15,051        49,146       43,923
   Depreciation and amortization                     6,768         5,720        20,474       16,651
   Corporate                                         3,344         3,852        10,836        7,347
   Provision for asset impairment and other
      non-recurring charges                          3,714             -         3,714            -
                                                ----------   -----------    ----------   ----------
      Total operating expenses                      50,083        44,467       135,301      124,249
                                                ----------   -----------    ----------   ----------

OPERATING INCOME                                     6,237         8,869        21,598       25,915
                                                ----------   -----------    ----------   ----------

INTEREST EXPENSE                                     4,951         4,384        15,126       13,549
                                                ----------   -----------    ----------   ----------

INCOME FROM CONTINUING OPERATIONS
BEFORE INCOME TAXES AND EXTRAORDINARY
ITEM                                                 1,286         4,485         6,472       12,366

      Income taxes                                     530         1,971         2,650        5,435
                                                ----------   -----------    ----------   ----------

INCOME FROM CONTINUING OPERATIONS
BEFORE EXTRAORDINARY ITEM                              756         2,514         3,822        6,931

DISCONTINUED OPERATIONS:  Income from
   operations of discontinued franchising
   business (less applicable income taxes
   of $8,585 and $20,035, respectively)                  -        12,002             -       28,011

EXTRAORDINARY ITEM:  Loss from early
   extinguishment of debt (net of $201 and
   $747 tax benefit, respectively)                     308             -           308        1,144
                                                ----------   -----------    ----------   ----------

NET INCOME                                      $      448   $    14,516    $    3,514   $   33,798
                                                ==========   ===========    ==========   ==========

Basic earnings per share
   From continuing operations before
      extraordinary item                        $     0.04   $      0.13    $     0.19   $     0.34
   From discontinued operations                        -            0.60           -           1.37
   From extraordinary item                           (0.02)          -           (0.01)       (0.05)
                                                ----------   -----------    ----------   ----------
   Earnings per share                           $     0.02   $      0.73    $     0.18   $     1.66
                                                ==========   ===========    ==========   ==========

Diluted earnings per share
   From continuing operations before
      extraordinary item                        $     0.04   $      0.12    $     0.19   $     0.33
   From discontinued operations                        -            0.58           -           1.33
   From extraordinary item                           (0.02)          -           (0.02)       (0.05)
                                                ----------   -----------    ----------   ----------
   Earnings per share                           $     0.02   $      0.70    $     0.17   $     1.61
                                                ==========   ===========    ==========   ==========

The accompanying notes are an integral part of these Condensed Consolidated Statements of Income.

                       SUNBURST HOSPITALITY CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (UNAUDITED, IN THOUSANDS)


                                                                             For the nine months ended
                                                                                    September 30,
                                                                             -------------------------
                                                                                1998           1997
                                                                             ----------     ----------
CASH FLOWS FROM OPERATING ACTIVITIES
Income from continuing operations before extraordinary item                    $  3,822      $   6,931

Reconciliation of net income to net cash
  provided by operating activities:
    Depreciation and amortization                                                20,474         16,651
    Provision for asset impairment                                                3,433              -
    Other non-cash items                                                          8,809          2,422
Change in assets and liabilities:
    Change in receivables                                                        (3,148)        (2,609)
    Change in other assets                                                       (3,215)        (3,523)
    Change in accounts payable and accrued expenses                                (419)        15,013
    Decrease in payable to Choice Hotels International, Inc.                     (5,145)             -
    Change in current taxes receivable                                            2,430          9,041
                                                                             ----------     ----------
        NET CASH PROVIDED BY CONTINUING OPERATIONS                               27,041         43,926
        NET CASH PROVIDED BY DISCONTINUED OPERATIONS                                  -         41,886
                                                                             ----------     ----------
        NET CASH PROVIDED BY OPERATING ACTIVITIES                                27,041         85,812
                                                                             ----------     ----------

CASH FLOWS FROM INVESTING ACTIVITIES
    Investment in property and equipment                                        (45,185)       (61,734)
    Acquisition of operating hotels                                                   -         (5,550)
    Proceeds from sale of property and equipment                                  2,260          2,522
                                                                             ----------     ----------
        NET CASH UTILIZED BY CONTINUING OPERATIONS                              (42,925)       (64,762)
        NET CASH UTILIZED BY DISCONTINUED OPERATIONS                                  -        (12,511)
                                                                             ----------     ----------
        NET CASH UTILIZED BY INVESTING ACTIVITIES                               (42,925)       (77,273)
                                                                             ----------     ----------

CASH FLOWS FROM FINANCING ACTIVITIES
    Proceeds from mortgages and other long term debt                             20,000        205,300
    Principal payments on notes payable to Manor Care, Inc.                           -       (110,000)
    Principal payments of debt                                                   (4,531)        (1,440)
    Payment of prepayment penalty                                                  (439)        (1,891)
    Payment of financing fees                                                         -         (3,959)
    Proceeds from issuance of common stock                                           52          4,400
    Purchases of treasury stock                                                       -        (63,704)
                                                                             ----------     ----------
        NET CASH PROVIDED BY CONTINUING OPERATIONS                               15,082         28,706
        NET CASH UTILIZED BY DISCONTINUED OPERATIONS                                  -        (23,043)
                                                                             ----------     ----------
        NET CASH PROVIDED BY FINANCING ACTIVITIES                                15,082          5,663
                                                                             ----------     ----------

NET CHANGE IN CASH AND CASH EQUIVALENTS                                            (802)        14,202
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                  5,908          4,170
                                                                             ----------     ----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                     $  5,106      $  18,372
                                                                             ==========     ==========

 Cash and cash equivalents of continuing operations                            $  5,106      $  15,928
 Cash and cash equivalents of discontinued operations                          $      -      $   2,444

The accompanying notes are an integral part of these Condensed Consolidated Statements of Cash Flows.

                        SUNBURST HOSPITALITY CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1998
                                  (UNAUDITED)


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

In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position of the Company as of September 30, 1998, the results of operations for the three and nine months ended September 30, 1998 and 1997, respectively, and cash flows for the nine months ended September 30, 1998 and 1997, respectively. Interim results are not necessarily indicative of full year performance because of the impact of seasonal and short-term variations.

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

In connection with the Distribution, the Company has presented the franchising business as a discontinued operation in the consolidated statement of income and consolidated statement of cash flows for the three and nine months ended September 30, 1997. Although the Company's European hotel operations were distributed to shareholders along with the franchising business, generally accepted accounting principles do not permit presenting this operation as discontinued. The following schedules illustrate the impact of the European hotel operations on the operating results of the Company for the three and nine months ended September 30, 1997.


Three months ended         Domestic Hotel        European Hotel         Continuing
September 30, 1997           Operations            Operations           Operations
---------------------------------------------------------------------------------------
Revenues                       $49,052               $4,284               $53,336
Operating income                 8,701                  168                 8,869
Pretax income                    4,539                  (54)                4,485
Net income                       2,547                  (33)                2,514



Nine months ended          Domestic Hotel        European Hotel         Continuing
September 30, 1997           Operations            Operations           Operations
---------------------------------------------------------------------------------------
Revenues                      $137,292              $12,872              $150,164
Operating income                25,751                  164                25,915
Pretax income                   12,887                 (521)               12,366
Net income                       7,247                 (316)                6,931



3. The following table illustrates the reconciliation of income from continuing operations and number of shares used in the basic and diluted earnings per share calculations.

                                                       For the three months ended            For the nine months ended
                                                ----------------------------------------------------------------------------
(in thousands, except per share amounts)                     September 30,                         September 30,
                                                ----------------------------------------------------------------------------
                                                        1998               1997               1998               1997
                                                ----------------------------------------------------------------------------
COMPUTATION OF BASIC EARNINGS PER SHARE

Income from continuing operations before
     extraordinary item                                     $   756            $ 2,514            $ 3,822            $ 6,931
Weighted average shares outstanding                          19,973             19,999             19,966             20,414
                                                ----------------------------------------------------------------------------

Basic earnings per share from continuing
     operations before extraordinary item                   $  0.04            $  0.13            $  0.19            $  0.34
                                                ============================================================================

COMPUTATION OF DILUTED EARNINGS PER SHARE

Income from continuing operations before
     extraordinary item                                     $   756            $ 2,514            $ 3,822            $ 6,931
Weighted average shares outstanding                          19,973             19,999             19,966             20,414

Effect of dilutive securities:
     Employee stock option plan                                 213                615                383                544
                                                ----------------------------------------------------------------------------

Shares for diluted earnings per share                        20,186             20,614             20,349             20,958
                                                ----------------------------------------------------------------------------

Diluted earnings per share from continuing
     operations before extraordinary item                   $  0.04            $  0.12            $  0.19            $  0.33
                                                ============================================================================

The effect of dilutive securities is computed using the treasury stock method and average market prices during the period. Certain options to purchase common stock were not included in the computation of diluted earnings per share because the exercise price of the options exceeded the average market price of the common shares for the period. The following table summarizes such options.

                                                              September 30,
                                                ---------------------------------------
                                                         1998               1997
                                                ---------------------------------------
Number of shares                                   1,667,271                 -
Weighted average exercise price                   $     7.14                 -

The weighted average number of common shares outstanding for the three and nine months ended September 30, 1997 is after giving effect to the one-for-three reverse stock split.

4. As of September 30,1998, the Company owned and managed 86 hotels with 11,850 rooms in 27 states under the following brand names: Comfort, Clarion, Sleep, Quality, MainStay, Rodeway and Econo Lodge.

5.   At September 30, 1998, the Company has fourteen hotels that are currently
being marketed for sale with a carrying value of $39.6 million.   In accordance
with Statement of Financial Accounting Standards No. 121 ("SFAS No. 121"), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," the Company has discontinued depreciating these assets while they are held for sale. In addition, SFAS No. 121 requires that assets held for sale be reported at the lower of the carrying amount or fair value less costs to sell. As the Company began actively marketing these hotels, it became apparent, given current real estate values, that certain asset carrying values exceeded estimated fair values less costs to sell. As a result, the Company recognized a $3.4 million provision for asset impairment in the third quarter of 1998 to reduce the carrying value of certain of the assets to the estimated fair value less costs to sell. The fourteen hotels held for sale reported total revenues of $5.5 million and $16.2 million for the three and nine months ended September 30, 1998, and $5.4 million and $16.5 million for the three and nine months ended September 30, 1997, respectively. Income from operations before interest, taxes, depreciation and amortization and allocations for corporate expenses of the fourteen hotels was $1.6 million and $4.9 million for the three and nine months ended September 30, 1998, respectively and $1.8 million and $5.7 million for the three and nine months ended September 30, 1997.

6. The Company recognized an extraordinary loss of $308,000, net of taxes, in the three months ended September 30, 1998. The extraordinary loss represents a prepayment penalty and deferred financing fees associated with the early extinguishment of a portion of the Company's multi-class mortgage pass-through certificates (collectively, "the mortgage securities"). The prepayment was made as a result of the sale of one of the properties collateralizing the mortgage securities.

7. For purposes of providing an orderly transition after the Distribution, the Company and Franchising entered into various agreements, including, among others, a Distribution Agreement, a Tax Sharing Agreement, a Corporate Services Agreement and an Employee Benefits Allocation Agreement. Effective as of October 15, 1997, these agreements provide, among other things, that the Company
(i) will receive and/or provide certain corporate and support services, such as accounting, tax and computer systems support, (ii) will adjust outstanding options to purchase shares of Company Common Stock held by Company employees, Franchising employees, and employees of Manor Care, (iii) is responsible for filing and paying the related taxes on consolidated federal tax returns and consolidated or combined state tax returns for itself and any of its affiliates (including Franchising) for the periods of time that the affiliates were members of the consolidated group, (iv) will be reimbursed by Franchising for the portion of income taxes paid that relate to Franchising and its subsidiaries, and (v) guarantees that Franchising will, at the date of the Distribution have a specified minimum level of net worth. As of September 30, 1998, the Company has a $19.9 million liability to Choice related to the net worth guarantee, the estimated final allocation of liabilities and assets and for expenses incurred by Choice on behalf of the Company.

8. The Company recognized a restructuring charge of $146,000 in September 1998 to account for a reduction in force at the Company's corporate headquarters.
The restructuring charge includes transition pay and benefits of the twelve employees terminated and is included in "Provision for asset impairment and other non-recurring charges" in the condensed consolidated statements of income. No benefits had been paid and charged against the liability at September 30, 1998.

9. In April 1998, the American Institute of Certified Public Accountants issued Statement of Position No. 98-5, "Reporting on the Costs of Start-up Activities"(the "SOP"). The SOP, which is effective for fiscal years beginning after December 15, 1998, requires costs related to start-up activities to be expensed as incurred. Presently, the Company capitalizes such costs and amortizes them over a period of one year. The Company intends to adopt the standard on January 1, 1999. Initial application of the SOP will be reported as a cumulative effect of a change in accounting principle.

If the Company would have adopted this standard on January 1, 1998, the effect would have been to decrease income from continuing operations by approximately $105,000 for the three months ended September 30, 1998, and to increase income from continuing operations by approximately $13,000 for the nine months ended September 30, 1998. Net income for the nine month period would have decreased by approximately $681,000, as a result of a charge for the cumulative effect of a change in accounting principle of $694,000 (net of taxes).

10. The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income," on January 1, 1998. The adoption of SFAS No. 130 does not impact the operations of the Company as the Company does not have any items considered to be other comprehensive income under SFAS No. 130.

   MANAGEMENT'S DISCUSSION AND ANALYSIS OF OPERATIONS AND FINANCIAL CONDITION
   --------------------------------------------------------------------------

     The Company is a national owner and operator of hotel properties with a portfolio at September 30, 1998 of 86 hotels (11,850 rooms) in a total of 27 states. The Company operates each of its hotels under one of the Choice Brands:
MainStay, Comfort, Quality, Clarion, Sleep, Rodeway and Econo Lodge. The Company's continuing business consists primarily of guest room revenue, meeting room revenue, and food and beverage revenue from owned and operated hotels.

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

     European hotel operations, which were distributed to Choice in the Choice Spin-Off, are presented as part of continuing operations in the condensed consolidated financial statements for all periods prior to the Choice Spin-Off in accordance with generally accepted accounting principles ("GAAP"). However, for purposes of analyzing the operations of the Company, management focuses on domestic hotel operations. Therefore, the following discussion focuses on the results of operations of the domestic hotels, which constitute the ongoing operations of the Company subsequent to October 15, 1997.


COMPARISON OF RESULTS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
-----------------------------------------------------------------------------

Continuing Operations
----------------------

     Total revenues for the three months ended September 30, 1998 increased 5.6% to $56.3 million, compared to $53.3 million in the third quarter of 1997. Recurring domestic revenues increased $7.3 million, or 14.8%, from $49.0 million for the three months ended September 30, 1997 to $56.3 million for the same period of 1998. The increase in recurring domestic revenues is primarily attributable to a $7.2 million, or 16.6% increase in room revenue resulting from an 11.4% increase in the number of rooms, from 10,638 at September 30, 1997 to 11,850 at September 30, 1998, and a 1.8% increase in comparable hotel average daily rates.

     Operating expenses increased 12.6%, or $5.6 million for the three months ended September 30, 1998 compared to the same period of 1997. Recurring domestic operating expenses increased $9.7 million from $40.4 million in 1997 to $50.1 in 1998. Operating expenses for the third quarter of 1998 includes a $3.4 million asset impairment charge related to certain of the hotels held for sale and $300,000 in non-recurring expenses. The non-recurring expenses includes a restructuring charge taken to account for a reduction in force at the Company's corporate headquarters. In addition to the impairment charge and non-recurring expenses, the increase in domestic operating expenses results from the net addition of 12 hotels to the Company's portfolio. Domestic departmental operating expenses increased $2.2 million or 13.9%, while undistributed operating expenses increased 19.4%. Domestic depreciation and amortization expense increased $1.4 million to $6.8 million in the third quarter of 1998. Corporate expense for the three months ended September 30, 1998 was $3.3 million, compared with $3.9 million for the same period of 1997.

     Income from continuing operations before interest, taxes, depreciation and amortization, and non-cash asset impairment writedowns ("EBITDA") increased 12.7%, from $14.6 million for the three months ended September 30, 1997, to $16.4 million for the same period of 1998. Domestic EBITDA increased 16.6% from $14.1 million for the September 1997 quarter to $16.4 million for the September 1998 quarter. The Company considers EBITDA to be an indicative measure of operating performance, particularly due to the large amount of depreciation and amortization. Such information should not be considered an alternative to net income, operating income, cash flow from operations, or any other operating or liquidity performance measure prescribed by GAAP. EBITDA presented by the Company may not be comparable to EBITDA defined and presented by other companies. Gross profit from hotel operations (operating income before depreciation and amortization, corporate expense and provision for asset impairment and other non-recurring charges) increased $1.6 million to $20.1 million in the third quarter of 1998, while gross profit from recurring domestic hotel operations increased 11.8%.

     Interest expense increased $567,000 to $5.0 million for the three months ended September 30, 1998 compared to the same period of 1997. Domestic interest expense increased $789,000, or 19.0%, from $4.2 million for the three months ended September 30, 1997 to $5.0 million for the same period of 1998. The increase is a result of additional borrowings associated with the Company's development of hotels.

     Income from continuing operations before extraordinary item decreased $1.8 million from $2.5 million for the three months ended September 30, 1997 to $756,000 for the same period of 1998. Domestic income from continuing operations before extraordinary item decreased $1.8 million for three months ended September 30, 1998 compared to the same period of 1997. The decrease results from the provision for asset impairment and other non-recurring charges recognized during the third quarter of 1998 and increased interest and depreciation and amortization resulting from the net addition of 12 hotels to the Company's portfolio. Excluding the impact of the provision for asset impairment and other non-recurring charges, income from continuing operations before extraordinary item for the third quarter of 1998 would have been approximately $2.9 million.

     The Company's net income for the three months ended September 30, 1998, includes an extraordinary loss of $308,000 (net of taxes) for the early extinguishment of debt associated with a property sold during the quarter.

     Diluted earnings per share from continuing operations before extraordinary item decreased from $0.12 per share for the 1997 period to $0.04 per share for the 1998 period. The decrease is attributable to the provision for asset impairment and other non-recurring charges. Excluding the impact of the charge, earnings per share from continuing operations before extraordinary item would have been approximately $0.15 per share.

     The following table breaks-out the operating results of the Company's portfolio into four segments: extended-stay (consisting of the Company's MainStay Suites hotels), traditional all-suite, full-service, and limited-service for the three months ended September 30, 1998 and 1997.

                                      Number of
                                        Hotels                 Three months ended
                                     September 30,                 September 30,
                                                     ---------------------------------------
                                       1998/1997              1998                1997
                                 -----------------------------------------------------------

Extended-Stay (1)                      13 / 2
  Average daily rate                                      $55.67              $61.77
  Occupancy %                                               68.6%               70.1%
  RevPAR                                                  $38.16              $43.32

Traditional All-Suite                   5 / 5
  Average daily rate                                      $72.57              $69.56
  Occupancy %                                               74.6%               72.6%
  RevPAR                                                  $54.10              $50.52

Full-Service                          16 / 16
  Average daily rate                                      $66.77              $64.10
  Occupancy %                                               70.6%               69.9%
  RevPAR                                                  $47.16              $44.77

Limited-Service                       52 / 51
  Average daily rate                                      $61.93              $62.38
  Occupancy %                                               74.2%               73.4%
  RevPAR                                                  $45.95              $45.75

Total Portfolio                       86 / 74
  Average daily rate                                      $63.22              $63.33
  Occupancy %                                               72.6%               72.1%
  RevPAR                                                  $45.91              $45.67

(1) Only one of the Company's MainStay Suites has been open during all periods presented. The decline in average daily rates, RevPAR and occupancy rates for the Company's MainStay Suites primarily results from the lower average daily rate, RevPAR and occupancy rates at the Company's twelve recently opened MainStay Suites which are currently experiencing the stabilization period common to newly opened hotels.


Discontinued operations
-----------------------

     Income from discontinued operations of $12.0 million for the three months ended September 30, 1997, represents the income, net of taxes, of the Franchising segment. The Franchising segment, along with European hotel operations, was distributed to shareholders on October 15, 1997.


COMPARISON OF RESULTS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
----------------------------------------------------------------------------

Continuing Operations
---------------------

     Total revenues for the nine months ended September 30, 1998 were $156.9 million, an increase of $6.7 million over the same period of 1997. Recurring domestic revenues increased $19.6 million, or 14.3%, in the first nine months of 1998 compared to the same period of 1997. The increase results primarily from the net addition of 12 hotels and 1,212 rooms to the Company's portfolio and a 3.9% increase in comparable hotel average daily rates. Food and beverage revenue also contributed $1.9 million to the increase in revenue for the first nine months of 1998.

     Total operating expenses increased 8.9%, or $11.1 million, for the nine months ended September 30, 1998 compared to the same period of 1997. Recurring domestic operating expenses increased $23.8 million for the first nine months of 1998 compared to the same period of 1997. Operating expenses for the third quarter of 1998 includes a $3.4 million asset impairment charge related to certain of the hotels held for sale and $300,000 in non-recurring expenses. The non-recurring expenses includes a restructuring charge taken to account for a reduction in force at the Company's corporate headquarters. In addition to the impairment charge and non-recurring expenses, the increase in operating expenses is the result of the addition of 1,212 rooms to the Company's portfolio and the increased cost of operating as a stand-alone company. Domestic depreciation and amortization expense increased $4.9 million, while corporate expense increased $3.5 million for the nine months ended September 30, 1998. Included in corporate expense for the nine months ended September 30, 1998 are $350,000 of non-recurring expenses associated with a public offering of common stock that was withdrawn during the second quarter.

     Total EBITDA increased $2.9 million from $42.6 million for the nine months ended September 30, 1997 to $45.5 million for the same period of 1998. Domestic hotel EBITDA increased $4.1 million, or 10.0%, to $45.5 million in 1998. Recurring domestic gross profit from hotel operations (operating income before depreciation and amortization, corporate expense and the provision for asset impairment and other non-recurring charges) increased 16.2%, from $48.7 million for the nine months ended September 30, 1997, to $56.6 for the same period of 1998.

     Interest expense increased $1.6 million to $15.1 million. Domestic interest expense increased $2.3 million, or 17.6%, in 1998 as a result of increased borrowings associated with the development and construction of new hotels.

     Income from continuing operations before extraordinary item decreased $3.1 million for the first half of 1998. Recurring domestic income from continuing operations before extraordinary item decreased $3.4 million from $7.2 million for the nine months ended September 30, 1997 to $3.8 million for the same period of 1998. The decrease is primarily attributable to the provision for asset impairment and other non-recurring charges recognized in the third quarter of 1998, as well as increased depreciation and amortization expense and interest expense associated with the development of new hotels and increased corporate expense associated with operating the company on a stand-alone basis.

     The Company's net income for the nine months ended September 30, 1998, includes an extraordinary loss of $308,000 (net of taxes) for the early extinguishment of debt associated with a property sold during the quarter.

     Diluted earnings per share from continuing operations before extraordinary item decreased from $0.33 per share for the 1997 period to $0.19 per share for the 1998 period.

     The following table breaks-out the operating results for the nine months ended September 30, 1998 and 1997 of the Company's portfolio into four segments: extended-stay (consisting of the Company's MainStay Suites hotels), traditional all-suite, full-service, and limited-service.

                                      Number of
                                       Hotels                   Nine months ended
                                     September 30,                 September 30,
                                                     ---------------------------------------
                                       1998/1997              1998                1997
                                 -----------------------------------------------------------

Extended-Stay (1)                      13 / 2
  Average daily rate                                        $55.44              $57.52
  Occupancy %                                                 58.6%               71.9%
  RevPAR                                                    $32.49              $41.37

Traditional All-Suite                   5 / 5
  Average daily rate                                        $76.52              $73.32
  Occupancy %                                                 74.6%               73.5%
  RevPAR                                                    $57.05              $53.86



Full-Service                          16 / 16
  Average daily rate                                        $69.41              $66.01
  Occupancy %                                                 67.0%               67.9%
  RevPAR                                                    $46.47              $44.80

Limited-Service                       52 / 51
  Average daily rate                                        $60.39              $58.86
  Occupancy %                                                 70.0%               71.5%
  RevPAR                                                    $42.29              $42.07

Total Portfolio                       86 / 74
  Average daily rate                                        $63.54              $61.94
  Occupancy %                                                 68.4%               70.4%
  RevPAR                                                    $43.48              $43.62

(1) Only one of the Company's MainStay Suites has been open during all periods presented. The decline in average daily rates, RevPAR and occupancy rates for the Company's MainStay Suites primarily results from the lower average daily rates, RevPAR and occupancy rates at the Company's twelve recently opened MainStay Suites which are currently experiencing the stabilization period common to newly opened hotels.


Discontinued Operations
-----------------------

     Income from discontinued operations of $28.0 million for the nine months ended September 30, 1997, represents the income, net of taxes, of the Franchising segment. The Franchising segment, along with European hotel operations, was distributed to shareholders on October 15, 1997.


LIQUIDITY AND CAPITAL RESOURCES
--------------------------------

     Net cash provided by operating activities was $27.0 million for the nine months ended September 30, 1998 compared to $85.8 million for the nine months ended September 30, 1997. Net cash provided by operating activities for the nine months ended September 30, 1997 includes net cash provided by discontinued operations, as well as net cash provided by European hotel operations, which were distributed to shareholders pursuant to the Choice Spin-Off. Net cash provided by continuing operations was $27.0 million for the nine months ended September 30, 1998, compared to net cash provided by continuing operations of $43.9 million for the nine months ended September 30, 1997. The difference between periods was predominantly due to changes in the balance of certain working capital items.

     At September 30, 1998, the Company had $274.2 million of long-term debt outstanding, none of which matures in the next 12 months. Of this amount, $36.0 million reflects amounts outstanding under the Company's $80 million credit facility (the "Credit Facility"). The Credit Facility expires in October 2000. At September 30, 1998, permitted availability under the Credit Facility amounted to $66.0 million. The Credit facility's permitted availability is computed as a multiple of the Company's cash flow and will expand to certain levels as the Company's cash flow increases.

     At September 30, 1998, the Company owed Choice $125.1 million (including $12.1 million in accrued interest) pursuant to the Choice Note, a subordinated note that matures October 15, 2002. The Choice Note provides additional financial flexibility due to the fact that no interest is payable until maturity.

     At September 30, 1998, the Company owed Choice $19.9 million representing liabilities of the Company discharged or assumed by Choice in connection with the Choice Spin-Off. The Company intends to assert various claims which may ultimately result in a reduction in this amount and, in any event, does not intend to satisfy this obligation until such matters are resolved with Choice. These amounts are classified as "Payable to Choice Hotels International, Inc." on the Company's balance sheet.

     At September 30, 1998, the Company's debt to book capitalization amounted to 74.3%, while debt to market capitalization was 75.3%.

     Notwithstanding the real estate-intensive nature of the Company's business, the Company's objective is to reduce its overall leverage while continuing to grow through development. The Company continuously evaluates its existing portfolio and seeks to sell hotels that have limited upside potential or are projected to underperform in order to redeploy capital in higher-yielding assets. The Company has identified fifteen such properties that it is marketing for sale in 1998, one of which was sold in the third quarter of 1998.

     On September 17, 1998, the Company announced that it was reducing its development of MainStay Suites hotels from the previous rate of 15 to 20 per year. Future development will be limited to those hotels currently under construction and to certain select sites that may be identified. At September 30, 1998, six MainStay Suites and two Sleep Inns were under construction. In addition to those under construction, there were another three projects under development. A typical MainStay Suites costs approximately $5.0 to $6.9 million to develop and construct (including land cost), with an average cost per room ranging from $50,000 to $65,000. Excluding development, recurring capital expenditures required to maintain operating assets in the appropriate condition are estimated to be approximately $15 million per year. Planned capital expenditures for the development of MainStay Suites and Sleep Inns in the fourth quarter of 1998 are projected to be approximately $12.0 million. Planned capital expenditures for the development of MainStay Suites in calendar 1999 are projected to be $23.0 million. The Company will also continue to pursue selectively the acquisition of hotel properties in all segments of the lodging industry where the Company believes long-term value can be created from renovation and, where appropriate, the repositioning of the hotel to a different brand or service level.

     On September 25, 1998, the Company announced a share repurchase program of up to 2.5 million shares. Through November 2, 1998, the Company repurchased
211,800 shares in open market purchases for a total cost of $871,000.   The
Company intends to utilize cash flow from operations to fund the continuing execution of this program while maintaining availability under the Credit Facility to finance construction and development.


YEAR 2000
---------

  The Company has developed a plan to address the impact of the year 2000 on its computer systems and other systems with embedded microprocessors that could be date sensitive (collectively, "in-house systems"), as well as issues related to
third party vendors and suppliers of the Company.   The Company's plan consists
of four phases: 1) Assess computer systems and other systems with embedded microprocessors and determine which such systems are critical to the ongoing operations of the Company; 2) Inventory critical systems to determine manufacturers, suppliers or vendors; 3) Test or assess the readiness of systems and vendors and suppliers, and; 4) Inventory and assess the readiness of non-critical systems. Corrective actions will be taken throughout the phases as issues arise. The following discusses the Companies progress in addressing both in-house systems and third party vendors.

In-house Systems
----------------


     The Company's financial accounting and reporting systems are scheduled to be upgraded in early 1999 to a version that has been certified to be Year 2000 compliant. Following the upgrade, the accounting and reporting systems are expected to adequately provide information and reporting needs into the next century. Non-compliant computer hardware and software at the Company's corporate headquarters and at its hotels has been identified and a schedule to upgrade affected systems by September 1999 has been established. The Company estimates that approximately 85% of its employee workstations will need to be upgraded. In order to accommodate a new property management system required by Choice Hotels International, Inc., the Company had previously planned to update these sytstems. Therefore, the cost of upgrading the systems, outside of previously planned upgrades, is estimated to be immaterial.

     The Company is in the process of inventorying systems with embedded chips used at the Company's corporate headquarters as well building systems at the Company's hotel properties (i.e., elevators, room key systems, HVAC equipment, fire safety equipment). Following the completion of inventorying the systems in December 1998, the Company will begin contacting manufacturers to determine the readiness of the systems for the Year 2000. Any systems determined to be Year 2000 sensitive and non-compliant will be replaced or modified as necessary. Although the Company does not have an estimate for the cost to bring all critical systems into compliance, it is not believed to be material.

     The Company has not yet developed a contingency plan to address the possible failure of any in-house systems. As critical non-compliant systems are identified that the Company believes may not be compliant by the year 2000, contingency plans will be created.


Third Party Systems
-------------------

     The Company relies significantly on third party systems to provide various goods and services. The Company has identified those vendors and suppliers that it believes to be critical to the ongoing operations of the Company and has begun contacting them to verify their state of readiness and contingency plans they have in place. Based on the responses received, the Company believes that the critical third party systems are or will be Year 2000 compliant. To the extent that a third party cannot certify that their systems will be Year 2000 compliant, the Company will take actions to correct the non-compliant situations and develop contingency plans.

     Because the Company relies significantly on Choice Hotels International, Inc. ("Choice") for reservation and property management systems as well as overall franchisee support, their state of readiness for Year 2000 is critical to the Company. Therefore, a description of Choice's plan to address the Year 2000 issue, as set forth in its SEC filings, follows.

     Choice's exposure to potential Year 2000 problems exists in two general areas: technological operations in the sole control of Choice, and technological operations dependent in some way on one or more third parties. With respect to internal systems, Choice has conducted Year 2000 compliance testing on all of its proprietary software, including its reservations and reservations support systems, its franchise support system and its franchisee property management support systems. Choice has indicated that the proprietary software is year 2000 compliant.

     Choice's Year 2000 Compliance Committee is currently identifying third party vendors and service providers whose non-compliant systems could have a material impact on Choice and undertaking an assessment as to such parties' compliant status. These parties include franchisees, airline global distribution systems ("GDS"), utility providers, telephone service providers, banks and data processing services. The GDS companies, which provide databases through which travel agents can book hotel rooms, have assured Choice in writing that they are making the necessary changes in their system to become compliant and Choice has begun conducting tests with the GDS companies.

     Additional information regarding Choice's Year 2000 preparedness can be obtained from their SEC filings.


Risks
-----

     Failure by the Company or one or more of its third party vendors to adequately address the Year 2000 issue could have a material adverse impact on the Company. The Company is not able to estimate the impact such failure could have due to its dependence on third parties including utility companies, airlines, hotel reservation centers, banks and credit card payment processing centers. In addition, the severity and duration of failures greatly affects the impact of such failures on the Company.



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

     Certain statements contained in this Form 10-Q, including those in the section entitled "Management's Discussion and Analysis of Operating Results and Financial Condition," contain forward-looking information that involves risk and uncertainties, including the Company's plans to address the Year 2000 issue. Actual future results and trends may differ materially depending on a variety of factors discussed in the "Risk Factors" section included in the Company's SEC filings, including (a) the Company's success in implementing its business strategy, including its success in arranging financing where required, (b) the nature and extent of future competition, and political, economic and demographic developments in regions where the Company does business or in the future may do business, and; (c) the timely resolution by the Company and its vendors and suppliers of the Year 2000 issue.

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


ITEM 6.         EXHIBITS AND REPORTS ON FORM 8-K
                --------------------------------

(a)  Exhibits

     Exhibit 27.01 - Financial Data Schedule  September 30, 1998


(b) The following reports were filed pertaining to the quarter ended September 30, 1998.

     None

                                   SIGNATURE

Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          SUNBURST HOSPITALITY CORPORATION

Date: November 10, 1998                       /s/ James A. MacCutcheon
      -----------------                       ---------------------------
                                              By: James A. MacCutcheon
                                                  Executive Vice President,
                                                  Chief Financial Officer and
                                                  Treasurer