Form 10-K
period 1998-12-31
SUNBURST HOSPITALITY CORP
filed 1999-03-30
CIK 1018146

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

For the fiscal year ended   December 31, 1998
                            -----------------
                                       OR
[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED].

For the transition period from _________ to _________

                      Commission file number 001-11915
                                             ---------

                       SUNBURST HOSPITALITY CORPORATION
--------------------------------------------------------------------------------
            (Exact Name of Registrant as Specified in Its Charter)

                     DELAWARE                                 52-1985619
-----------------------------------------------------         ----------
           (State or Other Jurisdiction                       (I.R.S. Employer
         of Incorporation or Organization)                   Identification No.)

    10770 Columbia Pike, Silver Spring, Maryland                      20901
------------------------------------------------------        --------------
   (Address of Principal Executive Offices)                          ZipCode

Registrant's telephone number, including area code  (301) 592-3800
                                                   -----------------------------

Securities registered pursuant to Section 12(b) of the Act:

     Title of Each Class               Name of Each Exchange on Which Registered
     -------------------               -----------------------------------------

Common Stock, Par Value $.01 per share              New York Stock Exchange
--------------------------------------        ----------------------------------


Securities registered pursuant to Section 12(g) of the Act:


____________________________________________________________________
                               (Title of Class)

____________________________________________________________________
                               (Title of Class)

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed in Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months as for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes   x      No ________
                                               -----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K.

     The aggregate market value of voting stock of Sunburst Hospitality Corporation held by non-affiliates was $83,325,525 as of December 31, 1998 based upon a closing price of $4.25 per share.

             APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY
                 PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

Yes ______  No ______

                  (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

     The number of shares outstanding of Sunburst Hospitality Corporation's common stock at December 31, 1998 was 19,606,006.

                     DOCUMENTS INCORPORATED BY REFERENCE.

     None.

                                    PART I

ITEM 1.  BUSINESS

     Sunburst Hospitality Corporation ("Sunburst" or the "Company") owns and operates hotels in one of four principal categories within the lodging industry: extended-stay, traditional all-suites, full service and limited service. As of March 1, 1999, the Sunburst portfolio included 88 hotels open with 12,081 rooms in 27 States and 6 hotels under construction or in development. Each hotel is branded with a Choice Hotels International, Inc. ("Choice") brand and Sunburst is Choice's largest franchisee. Thirty-five of the 89 hotels, with a net book value of $139.2 million at December 31, 1998, serve as collateral for the Company's multi-class mortgage pass-through certificates.

     Sunburst has a successful record of managing ahead of industry cycles. Prior to the last industry downturn in the late 1980s, the Company was able to liquidate a substantial portion of its existing hotel portfolio. Then in 1992, the Company began to opportunistically acquire hotels at prices well below their replacement cost. All of these hotels have benefited from a significant investment of capital used to renovate and upgrade the properties. The hotels have also benefited from the installation of professional management and marketing systems. In the past two years the Company has responded to changing industry cycles by shifting its development strategy to the new construction of mid-market, all-suite extended-stay MainStay Suites hotels.

     Sunburst's strategy is to: (i) actively manage the Company's existing portfolio to optimize performance by applying proven operating systems and procedures, to increase EBITDA and operating margins at newly-acquired hotels, to maintain the Company's competitive advantage through capital spending, and to sell hotels projected to underperform and redeploying capital into higher yielding assets; (ii) develop MainStay Suites hotels to capitalize on the positive fundamentals of the mid-market, extended-stay segment; and (iii) selectively pursue opportunistic development, acquisition, renovation and repositioning opportunities.

Historical Acquisition Strategy

     The primary focus of Sunburst from 1992 through 1996 was the acquisition of hotels. During this period many hotels were facing financial hardship, creating an opportunity for Sunburst to acquire properties at prices well below replacement cost. Sunburst's strategy was to acquire and renovate the hotels, install professional management and marketing systems, and in some cases reposition the hotels to a different brand or service level. Since June 1992, Sunburst has acquired 55 hotels, containing 7,809 rooms, for an aggregate purchase price of $187.7 million. An additional approximately $95.6 million has been spent on capital improvements to the same hotels. The total investment basis in the 55 acquired hotels is approximately $290 million, approximately 60% of the estimated replacement value of the hotels at their respective dates of acquisition.

     The Company believes that there are currently limited opportunities to acquire hotels at a substantial discount to replacement value. As a result, no hotels have been acquired by the Company since February 1997 when the beachfront Howard Johnson Hotel in Miami Beach, Florida was acquired. The Company will continue to evaluate acquisitions on an opportunistic basis when it is felt that long-term value can be created.

Hotel Development

     The Company's recent strategy to concentrate on the development of MainStay Suites hotels is intended to capitalize on the demand/supply imbalance in the extended-stay, all-suite segment. Historically, these hotels have produced higher than average returns on investment and management believes that demand in this segment significantly exceeds supply. The mid-priced market of the extended-stay segment is particularly under-served.

     Sunburst's focus on external development is geared to capitalize on the under-served, high-growth, mid-priced extended-stay all-suite segment, and the development of other high-quality, consumer-focused hotels.

          The following is a list of new hotels developed by Sunburst since 1994 or under development as of March 1, 1999.

                                                                                     CALENDAR YEAR OF
                                                                                     ----------------
MARKET                                                                 BRAND              OPENING
------                                                                 -----              -------
Dallas/Plano, TX...............................................    Sleep Inn                1994
San Antonio, TX................................................    Sleep Inn                1995
Baton Rouge, LA................................................    Sleep Inn                1996
Houston/Airport, TX............................................    Sleep Inn                1996
Austin/Round Rock, TX..........................................    Sleep Inn                1996
Dallas/Plano, TX...............................................    MainStay Suites          1996
Raleigh, NC....................................................    Sleep Inn                1997
Dallas/Arlington, TX...........................................    Sleep Inn                1997
Kansas City/Airport, MO........................................    Sleep Inn                1997
Charlotte, NC..................................................    Sleep Inn                1997
Rockville, MD..................................................    Sleep Inn                1997
Providence/Airport, RI.........................................    MainStay Suites          1997
Cincinnati/Blue Ash, OH........................................    MainStay Suites          1997
Kansas City/Airport, MO........................................    MainStay Suites          1998
Indianapolis, IN...............................................    MainStay Suites          1998
Louisville, KY.................................................    MainStay Suites          1998
Greenville, SC.................................................    MainStay Suites          1998
Denver/Airport, CO.............................................    Sleep Inn                1998
Orlando/Lake Mary, FL..........................................    MainStay Suites          1998
Denver/Tech Center, CO.........................................    MainStay Suites          1999
Jacksonville, FL...............................................    MainStay Suites          1998
Nashville, Brentwood, TN.......................................    MainStay Suites          1998
Miami/Airport, FL..............................................    MainStay Suites          1998
Pittsburgh/Airport, PA.........................................    MainStay Suites          1998
Fishkill/Poughkeepsie, NY......................................    MainStay Suites          1998
Denver/Tech Center, CO (1).....................................    Sleep Inn                1999
Tempe, AZ (1)..................................................    MainStay Suites          1999
Miami/Airport, FL (1)..........................................    Sleep Inn                1999
Annapolis, MD (2)..............................................    MainStay Suites          1999
Peabody, MA (2)................................................    MainStay Suites          1999
Raleigh, NC (2)................................................    MainStay Suites          1999
North Charleston, SC (2).......................................    MainStay Suites          1999
Malvern, PA (2)................................................    MainStay Suites          1999
Secaucus, NJ (2)...............................................    MainStay Suites          2000

________________________

(1) Hotel under construction at December 31,1998, but completed prior to March 1, 1999
(2) Hotel under construction at December 31, 1998.

     Sunburst's focus on developing the MainStay Suites all-suite, extended-stay product is based on statistics indicating the demand/supply imbalance. According to various industry studies, demand in the extended-stay market is strong, yet supply is limited, particularly in the mid-price segment. Industry sources define the extended-stay demand as stays of five or more nights, approximately 30% of total U.S. lodging industry demand. Only approximately 3% of total room supply is dedicated to extended-stay rooms. By applying its hotel real estate development expertise, Sunburst is targeting markets with ideal conditions for the extended-stay product and building MainStay Suites hotels.

     The MainStay Suites brand, which was created by the Company in conjunction with Choice Hotels International, Inc, has a unique product design and service package which enhance property level appeal, productivity and profitability. Among the MainStay Suites most unique features are the automatic check-in kiosk (which allows guests to check in and out without assistance from an employee) and the optional daily light touch housekeeping (full housekeeping just every five days). These features enable MainStay Suites hotels to operate with fewer full time equivalent employees than a similar limited service hotel that provides 24-hour front desk coverage and full housekeeping daily.

     Sunburst anticipates that its MainStay Suites projects can produce stabilized, unleveraged pre-tax property level returns on investment of approximately 15%. This belief is supported by the Company's experience at the MainStay Suites hotels that are nearing stabilization. The belief is further supported by projections for the MainStay Suites recently opened and under construction. These projections are based on rate and occupancy forecasts generated internally by the Company and by external feasibility consultants, as well as internal operating guidelines, land cost and projected construction costs. The ultimate returns will, however, be impacted by a number of factors, including the extent of new competitive supply in each market, and there can be no assurance that projected returns will be achieved or that actual results will not differ materially. (See Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Forward Looking Statements, below.)

     Each of the Company's MainStay Suites hotels averages approximately 100 suites and are developed on 2.5 to 3.0 acres of land in suburban office parks or locations in close proximity to major employers, restaurants and retail amenities. MainStay Suites feature high quality, interior corridor building construction with amenities and features provided in direct response to consumer demand. The suites feature bedroom areas, a living room area with a pull-out couch or recliner, private bathroom and fully furnished kitchen. The kitchen includes a full-size refrigerator, dishwasher, microwave, stove, coffee maker, toaster and all cooking utensils. Each suite also features an over-sized counter which serves as an eating area and work center, along with two ergonomic chairs. Suite alternatives include a studio suite or one-bedroom suite. Each suite includes two direct dial phone lines with data ports, voice mail and other automated phone services.

     The Company has sold one hotel since December 31, 1998 and currently has 12 hotels being marketed for sale. The Company anticipates closing on the sale of these hotels during 1999. The net book value of hotels held for sale at December 31,1998 was $37.1 million.

Operations

     Sunburst's owned and managed hotels typically operate under one of the Choice brand names. Sunburst's hotels take advantage of the same systems and services available to Choice franchisees with respect to a particular brand. The hotels participate in Choice's central reservation system, marketing and advertising efforts and volume purchasing discounts and are subject to Choice's same quality assurance program. In addition, Sunburst has instituted the following systems in the hotels it operates.

     . Yield Management. An automated yield management system allows each property's management to take advantage of the supply and demand conditions in the local marketplace. The automated system performs calculations and suggests pricing strategies to the local hotel management. The system continuously updates information based on the availability of room supply, reservation volume and projected demand and stay patterns within each hotel.

     . Training. Sunburst has developed a training system for all guest services representatives that teaches the basic sales techniques. A computerized guest comment system solicits the comments of guests and the experiences they had at the hotel while providing management with immediate guest feedback.

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

     . Time and Attendance System. Sunburst hotels maintains automated time and attendance systems that are tied into a central payroll system at the corporate headquarters. This computerized method of tracking time allows management to make quick decisions on controlling labor costs and provides immediate information on projected costs.

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

The Hotel Properties

     Sunburst's hotel properties serve four categories of the lodging industry; traditional/all-suite, extended stay, full service and limited service. Hotels are typically branded with Choice franchise flags.

                               ALL SUITE HOTELS

     All-Suite Hotels. Sunburst has five hotels in the traditional all-suite segment. Sunburst's all-suite hotel properties compete in the mid-price and upscale price segments.

              BRAND                                      NUMBER OF HOTELS    NUMBER OF ROOMS    PRICE SEGMENT
              -----                                      ----------------    ---------------    -------------
Quality Suites.........................................          3                 345             upscale
Comfort Suites.........................................          2                 232            mid-price

                             EXTENDED-STAY HOTELS

     Extended-Stay Hotels. Sunburst has 15 hotels with another 6 under construction in the extended stay segment. All are branded MainStay Suites and compete in the mid-price price segment.

BRAND                                                    NUMBER OF HOTELS    NUMBER OF ROOMS    PRICE SEGMENT
-----                                                    ----------------    ---------------    -------------
MainStay Suites........................................         15                1,466           mid-price

                              FULL-SERVICE HOTELS

     Full-Service Hotels. Sunburst has 16 hotels in the full-service segment. Sunburst's full-service hotels compete in the mid-price and upscale price segments. The table below identifies Sunburst's full service hotels by brand and price segment.

BRAND                                                    NUMBER OF HOTELS    NUMBER OF ROOMS    PRICE SEGMENT
-----                                                    ----------------    ---------------    -------------
Clarion Hotels & Inns..................................         11                2,114             upscale
Quality Hotel & Inns...................................          5                1,327            mid-price

                            LIMITED SERVICE HOTELS

     Limited Service Hotels. Sunburst has 52 hotels in the limited service segment open. Sunburst's limited service hotel properties compete in the mid-price and economy price segments. The table below identifies Sunburst's limited service hotels by brand and price segment.

BRAND                                                    NUMBER OF HOTELS    NUMBER OF ROOMS    PRICE SEGMENT
-----                                                    ----------------    ---------------    -------------
Comfort Inn............................................         29                3,914            mid-price
Quality Inns...........................................          8                1,014            mid-price
Sleep Inns.............................................         13                1,448            mid-price
Econo Lodge............................................          1                  120             economy
Rodeway Inns...........................................          1                  101             economy

Franchise and Strategic Alliance Agreements

     Each Franchise Agreement with Choice Hotels International, Inc. has an initial term of twenty years, except the agreement for Tempe, Arizona which is a year to year agreement. The Franchise Agreements have varying original dates, from 1982 through 1998. Certain Franchise Agreements allow for unilateral termination by either party on the 5th, 10th, or 15th anniversary of the Franchise Agreement. Sunburst's Franchise Agreements with Choice allow for early termination by Sunburst, subject to liquidated damage provisions which range from zero dollars to a maximum of $100,000 per property.

     The Franchise Agreements require the payment of certain fees and charges, including the following: (a) a royalty fee of between 1.93% to 5.0% of monthly gross room revenues; (b) a marketing fee of between 0.7% and 2.5% plus $0.28 per day multiplied by the specified room count; and (c) a reservation fee of 0.88% to 1.75% of monthly gross room revenues (or 1% of monthly gross room revenues plus $1.00 per room confirmed through Choice's reservation system). The marketing fee and the reservation fee are subject to reasonable increases during the term of the franchise if Choice raises such fees uniformly among all its franchisees, generally. Late payments (i) will be a breach of the Franchise Agreement and (ii) will accrue interest from the date of delinquency at a rate of 1.5% per month or portion thereof.

     At the time of the Spin-off and as subsequently amended, Choice and the Company entered into a Strategic Alliance Agreement pursuant to which: (i) the Company granted a right of first refusal to Choice to franchise any lodging property that the Company develops or acquires and intends to operate under franchise; (ii) the Company has also agreed, barring a material change in market conditions, to continue to develop MainStay Suites hotels so that it will have opened a total 25 MainStay Suites hotels by October 15, 2001; (iii) Choice and the Company have agreed to continue to cooperate with respect to matters of mutual interest, including new product and concept testing for Choice in hotels owned by the Company; and (iv) the Company has authorized Choice to negotiate with third party vendors on the Company's behalf for the purchase of certain items. The Strategic Alliance Agreement extends for a term of 20 years with unilateral rights of termination by either party on the fifth, tenth and fifteenth anniversaries.

Competition

     The Company is a leading owner and operator of hotels in the United States. Competition in the United States lodging industry is generally based on convenience of location, price, range of services and guest amenities offered, plus the quality of customer service and overall product. Newer, recently constructed hotels compete effectively against older hotels if such hotels are not refurbished on a regular basis. The effect of local economic conditions on the Company's results is reduced by the Company's geographic diversity of its properties, which are located in 27 states, as well as its range of products and room rates.

Seasonality

     The Company's principal sources of revenue are revenues generated by its properties. The Company experiences seasonal revenue patterns similar to those of the lodging industry in general. This seasonality can be expected to cause quarterly fluctuations in the Company's revenues, profit margins and net income.

Regulation and Environmental Matters

     The Company's hotels are subject to numerous federal, state and local government regulation, including those pertaining to the preparation and sale of food and beverages (such as health and liquor license laws), building and zoning requirements and laws governing a hotel owner's relationship with employees, including minimum wage requirements, overtime, working conditions and work permit requirements. While the Company's operations have not been materially affected by such regulation, the Company cannot predict the effect of future regulation or legislation.

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

Employees

     At December 31, 1998, Sunburst employed approximately 4,000 employees. As is typical in the lodging industry, the Company experiences high rates of employee turnover. Less than 5% of the Company's employees are represented by unions. All of the Company's union employees are employed at Comfort Inn By the Bay, San Francisco, California. The Company considers its relations with its employees to be good.


ITEM 2.  PROPERTIES

          The following chart lists by market segment Sunburst's hotels at March 1, 1999:

                                                                                                 YEAR
                                                                                 NO. OF    CONSTRUCTED/LAST
HOTEL                                                       MARKET               ROOMS     MAJOR RENOVATION
-----                                                       ------               -----     ----------------
TRADITIONAL ALL-SUITE
  Upscale
  Quality Suites Deerfield......................  Fort Lauderdale, Florida         107         1991/1995
  Quality Suites................................  Raleigh, North Carolina          114         1988/1994
  Quality Suites Shady Grove....................  Rockville, Maryland              124         1978/1996
  Mid-Price
  Comfort Suites Haverhill......................  Boston, Massachusetts            131         1989/1997
  Comfort Suites Deerfield......................  Fort Lauderdale, Florida         101         1991/1995

                                                                                                    YEAR
                                                                                    NO. OF    CONSTRUCTED/LAST
HOTEL                                                       MARKET                  ROOMS     MAJOR RENOVATION
-----                                                       ------                  -----     ----------------
EXTENDED-STAY
  MainStay Suites Plano.........................  Dallas, Texas                        96              1996
  MainStay Suites Warwick.......................  Providence, Rhode Island             94              1997
  MainStay Suites Blue Ash......................  Cincinnati, Ohio                    100              1997
  MainStay Suites Airport.......................  Kansas City, Missouri                88              1998
  MainStay Suites Northwest.....................  Indianapolis, Indiana                88              1997
  MainStay Suites Louisville....................  Louisville, Kentucky                100              1998
  MainStay Suites Tech Center...................  Denver, Colorado                    100              1998
  MainStay Suites Lake Mary.....................  Orlando, Florida                    100              1998
  MainStay Suites South Pointe..................  Jacksonville, Florida               100              1998
  MainStay Suites Greenville....................  Greenville, South Carolina          100              1998
  MainStay Suites Brentwood.....................  Nashville, Tennessee                100              1998
  MainStay Suites Miami Springs.................  Miami Springs, Florida              100              1998
  MainStay Suites Fishkill......................  Fishkill, New York                  106              1998
  MainStay Suites Annapolis(2)..................  Annapolis, Maryland                  88              1999
  MainStay Suites Pittsburgh....................  Pittsburgh, Pennsylvania            100              1998
  MainStay Suites Raleigh(2)....................  Raleigh, North Carolina             100              1999
  MainStay Suites Tempe(1)......................  Tempe, Arizona                       94              1999
  MainStay Suites Peabody(2)....................  Peabody, Massachusetts               97              1999
  MainStay Suites King of Prussia(2)............  Malvern, PA                          78              1999
  MainStay Suites Secaucus,(2)..................  Secaucus, NJ                        132              2000
  MainStay Suites N. Charleston(2)..............  Charleston, SC                       97              2000

FULL SERVICE
  Upscale
  Clarion Hotel Baltimore.......................  Baltimore, Maryland                 103         1927/1996
  Clarion Hotel Worthington.....................  Columbus, Ohio                      232         1975/1996
  Clarion Hotel Richardson......................  Dallas, Texas                       296         1982/1995
  Clarion on the Lake...........................  Hot Springs, Arkansas               151         1965/1997
  Clarion Hotel Miami Airport...................  Miami, Florida                      103         1970/1996
  Clarion Hotel Hollywood Beach.................  Miami-Ft. Lauderdale, Florida       309         1972/1996
  Clarion Hotel.................................  Mobile, Alabama                     250         1979/1994
  Clarion Hotel Virginia Beach..................  Norfolk-Virginia Beach, Virginia    149         1985/1995
  Clarion Hotel Roanoke.........................  Roanoke, Virginia                   148         1981/1997
  Clarion Hotel Springfield.....................  Springfield, Missouri               199         1974/1997
  Clarion Hotel.................................  Charlotte, North Carolina           174         1974/1997
  Mid-Price
  Quality Inn South Point.......................  Jacksonville, Florida               184         1988/1994
  Quality Hotel Airport.........................  Los Angeles, California             278         1971/1994
  Quality Hotel Maingate Anaheim(3).............  Los Angeles, California             284         1970/1995
  Quality Inn & Suites Hampton..................  Norfolk-Virginia Beach, Virginia    190         1972/1995
  Quality Hotel Arlington.......................  Washington, DC                      391         1962/1997

LIMITED SERVICE
  Mid-Price
  Comfort Inn Albuquerque.......................  Albuquerque, New Mexico             114         1985/1996
  Quality Inn Anderson..........................  Anderson, South Carolina            121         1988/1995
  Comfort Inn N.W. Pikesville(4)................  Baltimore, Maryland                 186         1964/1994
  Comfort Inn University........................  Baton Rouge, Louisiana              150         1972/1994
  Comfort Inn Danvers...........................  Boston, Massachusetts               136         1972/1997
  Comfort Inn Brooklyn..........................  Brooklyn, New York                   67         1926/1997
  Comfort Inn Canton............................  Canton, Ohio                        124         1989/1994

                                                                                                    YEAR
                                                                                    NO. OF    CONSTRUCTED/LAST
HOTEL                                                       MARKET                  ROOMS     MAJOR RENOVATION
-----                                                       ------                  -----     ----------------
  Comfort Inn Airport...........................  Charleston, South Carolina         122          1986/1994
  Comfort Inn Charlotte.........................  Charlotte, North Carolina          150          1985/1996
  Quality Inn & Suites--Crown Point.............  Charlotte, North Carolina          100          1988/1996
  Comfort Inn Middleburg Heights................  Cleveland, Ohio                    136               1989
  Comfort Inn College Station...................  College Station, Texas             114          1984/1995
  Comfort Inn Columbia..........................  Columbia, South Carolina            98          1987/1996
  Comfort Inn DFW Airport.......................  Dallas-Fort Worth, Texas           152          1986/1995
  Quality Inn Plymouth..........................  Detroit, Michigan                  123          1989/1996
  Comfort Inn Deerfield Beach...................  Fort Lauderdale, Florida            69          1975/1997
  Comfort Inn Hershey...........................  Hershey, Pennsylvania              125          1990/1997
  Comfort Inn Hilton Head.......................  Hilton Head, South Carolina        150          1988/1996
  Quality Inn & Suites Indianapolis.............  Indianapolis, Indiana              116          1982/1996
  Quality Inn Lincoln...........................  Lincoln, Nebraska                  108          1969/1996
  Quality Inn & Suites Lumberton................  Lumberton, North Carolina          120          1974/1996
  Comfort Inn Collierville......................  Memphis, Tennessee                  94          1984/1996
  Comfort Inn & Suites, Miami Springs...........  Miami, Florida                     165          1970/1996
  Comfort Inn Miami Springs.....................  Miami, Florida                     110          1986/1996
  Comfort Inn Miami Beach.......................  Miami, Florida                     150          1952/1997
  Comfort Inn--Lee Road.........................  Orlando, Florida                   145          1985/1994
  Comfort Inn--Turf Paradise....................  Phoenix, Arizona                   155          1981/1995
  Comfort Inn--North............................  Phoenix, Arizona                   153          1986/1997
  Comfort Inn Portland..........................  Portland, Maine                    126          1984/1996
  Quality Inn Richmond..........................  Richmond, Virginia                 194          1985/1997
  Quality Inn Midvalley.........................  Salt Lake City, Utah               132          1972/1995
  Comfort Inn by the Bay(3).....................  San Francisco, California          135          1971/1996
  Comfort Inn Westport..........................  St. Louis, Missouri                170          1971/1995
  Comfort Inn Traverse City.....................  Traverse City, Michigan             96          1989/1996
  Comfort Inn Tyson's...........................  Washington, DC                     250          1982/1995
  Comfort Inn West Palm Beach...................  West Palm Beach, Florida           158          1974/1995
  Comfort Inn Wichita...........................  Wichita, Kansas                    114          1985/1997
  Sleep Inn Round Rock..........................  Austin, Texas                      107               1996
  Sleep Inn Six Flags...........................  Dallas-Fort Worth, Texas           124               1997
  Sleep Inn Baton Rouge.........................  Baton Rouge, Louisiana             101               1996
  Sleep Inn Plano...............................  Dallas, Texas                      104               1994
  Sleep Inn Intercontinental....................  Houston, Texas                     107               1996
  Sleep Inn Raleigh.............................  Raleigh, North Carolina            107               1996
  Sleep Inn San Antonio.........................  San Antonio, Texas                 107               1995
  Sleep Inn University..........................  Charlotte, North Carolina          120               1997
  Sleep Inn Airport.............................  Kansas City, Missouri              107               1997
  Sleep Inn Rockville...........................  Washington, DC                     107               1997
  Sleep Inn Airport.............................  Denver, Colorado                   119               1998
  Sleep Inn Denver Tech(1)......................  Denver, Colorado                   119               1999
  Sleep Inn Miami Airport(1)....................  Miami Springs, Florida             119               1999
  Economy
  Econo Lodge Tolleson..........................  Phoenix, Arizona                   120          1988/1997
  Rodeway Inn Tempe.............................  Phoenix, Arizona                   101               1989

(1) Hotel under construction at December 31, 1998 but completed prior to March 1, 1999

(2)  Hotel under construction at March 1, 1999

(3)  Leased property

(4)  Hotel on leased land

     The following chart shows operating statistics for all of Sunburst's owned and managed hotels presented by market segment for the four fiscal years ended May 31, 1997, the seven months ended December 31, 1997, and the twelve months ended December 31, 1998.

                                  FY 1994                       FY 1995                       FY 1996
                         --------------------------    --------------------------    --------------------------
                          ADR    OCCUPANCY   REVPAR     ADR    OCCUPANCY   REVPAR     ADR    OCCUPANCY   REVPAR
                         ------  ----------  ------    ------  ----------  ------    ------  ----------  ------
Traditional All-Suite..  $60.62      71.58%  $43.39    $58.74      61.34%  $36.03    $64.70      69.00%  $44.65
Extended-Stay..........       -          -        -         -          -        -         -          -        -
Full Service...........   54.37      60.74    33.02     54.04      65.43    35.36     58.85      65.41    38.49
Limited Service........   45.09      66.71    30.08     48.39      69.15    33.46     53.36      67.11    35.81
All Hotels.............   49.15      64.18    31.54     51.28      67.10    34.40     55.97      66.61    37.28

                                                            SEVEN MONTHS ENDED
                                   FY 1997                 DECEMBER 31, 1997(1)       YEAR ENDED DECEMBER 31, 1998
                         ---------------------------    --------------------------    ----------------------------
                          ADR    OCCUPANCY   REVPAR      ADR    OCCUPANCY   REVPAR      ADR     OCCUPANCY   REVPAR
                         ------  ----------  -------    ------  ----------  ------    -------  -----------  ------
Traditional All-Suite..  $70.55      73.42%   51.80%    $70.03      72.05%  $50.45     $75.27       72.65%   $54.69
Extended-Stay..........   57.09      65.55    37.42      61.57      48.64    29.95      56.03       57.17     32.04
Full Service...........   63.25      67.05    42.41      65.23      66.46    43.35      67.69       66.81     45.23
Limited Service........   56.39      69.23    39.04      59.11      68.01    40.20      59.98       67.36     40.40
All Hotels.............   59.60      68.69    40.94      61.81      67.41    41.67      62.90       66.57     41.87

_______________________________________

(1) The information provided in the table above for the seven months ended December 31, 1997is not representative of a full fiscal year due to the seasonality of the hotel industry.

                                                             FISCAL YEAR ENDED MAY 31
                                        -------------------------------------------------------------
                                                                                         SEVEN MONTHS
                                                                                             ENDED         YEAR ENDED
                                                                                         DECEMBER 31,     DECEMBER 31,
                                             1994       1995       1996        1997        1997 (1)           1998
                                        ------------------------------------------------------------------------------
Number of properties, end of period.....        32         48         65          71               76               86
Number of rooms, end of period..........     5,605      7,941      9,713      10,330           10,885           11,910
Average occupancy percentage............     64.18%     67.10%     66.61%      68.70%           67.41%           66.57%
Average daily room rate (ADR)...........    $49.15     $51.28     $55.97     $ 59.62         $  61.81          $ 62.90
RevPAR..................................    $31.54     $34.40     $37.28     $ 40.96         $  41.67          $ 41.87

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 1998.

Executive Officers Of Sunburst Hospitality Corporation

     The name, age, title, present principal occupation, business address and other material occupations, positions, offices and employment of each of the executive officers of Sunburst are set forth below. The business address of each executive officer is 10770 Columbia Pike, Silver Spring, Maryland 20901, unless otherwise indicated.

Name                                         Age   Position
Stewart Bainum, Jr.......................    53    Chairman of the Board of Directors
Donald J. Landry.........................    50    Vice Chairman and Chief Executive Officer
James A. MacCutcheon.....................    46    Executive Vice President, Chief Financial Officer and Treasurer
Antonio DiRico...........................    45    President and Chief Operating Officer
Kevin P. Hanley..........................    41    Senior Vice President, Real Estate and Development
Gregory D. Miller........................    44    Senior Vice President, Human Resources
Douglas H. Verner........................    45    Senior Vice President, General Counsel & Secretary
Charles G. Warczak, Jr...................    51    Vice President, Finance and Systems
Pamela W. Williams.......................    43    Vice President, Assistant General Counsel and Assistant Secretary

Stewart Bainum, Jr., Chairman of the Board of the Company since December 1998 and from November 1996 to July 1998; Chairman of the Board of Choice from March 1987 to November 1996 and since October 1997; Chairman of the Board and Chief Executive Officer of Manor Care, Inc. from March 1987 through September 1998; Chairman of the Board of HCR/Manor Care since September 1998; Vice Chairman of the Board of Manor Care and subsidiaries from June 1982 to March 1987; Director of Manor Care since August 1981, of Vitalink from September 1991 through June 1998; President of MCHS from May 1990 to May 1991; Chairman of the Board and Chief Executive Officer of Vitalink from September 1991 to February 1995 and President and Chief Executive Officer from March 1987 to September 1991.

Donald J Landry. Chief Executive Officer and Vice Chairman of the Company since October 1997; President of the Company from January 1995 to October 1997; President of Manor Care Hotel Division ("MCHD") from March 1992 to November 1996; various executive positions with Richfield Hotel Management, Inc. and its predecessors for more than 20 years, including President of MHM Corporation.

James A. MacCutcheon. Executive Vice President, Chief Financial Officer and Treasurer of the Company since November 1996; Senior Vice President, Chief Financial Officer and Treasurer of the Company from September 1993 to November 1996; Senior Vice President, Chief Financial Officer and Treasurer of Manor Care from October 1987 through November 1996; Treasurer of Vitalink from September 1992 to January 1997 and a Director from September 1994 to June 1998.

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

Douglas H. Verner. Senior Vice President, General Counsel and Secretary of the Company since March 1998; Executive Vice President, General Counsel and Secretary of Chartwell Leisure from January 1996 to March 1998; Senior Vice President, General Counsel and Secretary of Forte Hotels, Inc. from November 1990 to November 1996.

Charles G. Warczak, Jr. Vice President, Finance and Systems of the Company since October 1997; Vice President, Hotel Accounting of the Company from March 1997 to October 1997; Vice President, Finance and Controller of the Company from November 1996 to March 1997; Vice President, Finance of Manor Care from 1992 to November 1996.

Pamela M. Williams. Vice President, Assistant General Counsel and Assistant Secretary of the Company since October 1997; Senior Attorney of the Company from December 1996 to October 1997, Attorney from November 1996 to December 1996; Attorney of Manor Care from December 1995 to November 1996; Associate of Hogan and Hartson, L.L.P. from August 1988 to December 1995.

PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     The shares of Sunburst's Common Stock are listed and traded on the New York Stock Exchange. The following table sets forth the high and low sales prices of Sunburst's Common Stock since it began trading on November 4, 1996:

                                                                    High          Low
FISCAL YEAR ENDED MAY 31, 1997
  November 4 - November 30, 1996                                  $ 16          $13 3/4
  Quarter ended February 28, 1997                                   17 5/8       15
  Quarter ended May 31, 1997                                        15 7/8       12 3/4
TRANSITION PERIOD ENDED DECEMBER 31, 1997 (1)
  Quarter ended August 30, 1997                                     19 5/16      15 1/2
  Quarter ended November 30, 1997 (2)
     Prior to October 15, 1997                                      20 3/8       18 3/4
     October 15, 1997 through November 30, 1997                     11 5/8        9 1/8
  December 1, 1997 - December 31, 1997                              10 1/4        8 5/8
FISCAL YEAR ENDED DECEMBER 31, 1998
  Quarter ended March 31, 1998                                       9 15/16      8 1/4
  Quarter ended June 30, 1998                                        9            5 3/8
  Quarter ended September 30, 1998                                   6 7/8        3
  Quarter ended December 31, 1998                                    4 3/4        4 7/16

_____________
(1) On September 16, 1997, the Company changed its fiscal year-end from May 31 to December 31. The Company elected to continue reporting its operations pursuant to its historical fiscal quarters during the transition period ended December 31, 1997.
(2) On October 15, 1997, the Company spun off the Choice Franchising Business through a special dividend to the Company's shareholders of all of the common stock of Choice and effected a one-for-three reverse stock split. The stock prices for the quarter ended November 30, 1997 have not been adjusted to give effect to the substantially simultaneous spin-off of Choice and the reverse stock split. Accordingly, the high and low sales prices are presented for both the period prior to and after the Choice Spin-Off and the reverse stock split.

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

     As of March 1, 1999, there were 2,647 record holders of Company common stock.

ITEM 6.   SELECTED FINANCIAL DATA

                                                                For the seven
                                                                months ended
                                                 Calendar Year  December 31,                For the year ended May 31
                                                                              ----------------------------------------------------
                                                     1998          1997            1997          1996          1995         1994
                                                 ---------------------------------------------------------------------------------
STATEMENT OF INCOME DATA

REVENUES
 Rooms                                                $178,755     $100,670      $165,239      $137,001      $101,381      $66,031
 Food and beverage                                      17,247        9,231        13,356        11,392         8,121        5,001
 Other                                                   8,094        4,652         7,158         6,232         5,012        3,152
                                                      --------     --------      --------      --------      --------      -------

   Total Revenues                                      204,096      114,553       185,753       154,625       114,514       74,184
                                                      --------     --------      --------      --------      --------      -------
OPERATING EXPENSES
 Departmental Expenses
   Rooms                                                51,227       33,484        58,502        51,657        43,168       25,826
   Food and beverage                                    13,183        7,319        10,887         9,792         6,866        4,335
   Other                                                 3,056        1,530         2,674         2,570         1,476        1,012
 Undistributed Operating Expenses
   Administrative and general                           18,514        9,486        17,990        16,358        11,550        6,741
   Marketing                                            16,430        8,862        14,545        12,152         9,008        5,507
   Utility costs                                         9,632        5,697         8,816         7,712         5,670        3,583
   Property operation and maintenance                   10,470        5,746         9,428         8,118         5,891        3,813
   Property taxes, rent and insurance                    9,369        5,010         6,857         6,044         3,959        2,241
   Depreciation and amortization                        27,227       14,246        20,632        16,636        12,513        8,434
   Corporate                                            13,961        8,244         7,691         8,026         6,038        2,864
   Provision for asset impairment and
    other non-recurring charges                          4,264        5,119             -        24,595             -            -
                                                      --------     --------      --------      --------      --------      -------
     Total operating expenses                          177,333      104,743       158,022       163,660       106,139       64,356
                                                      --------     --------      --------      --------      --------      -------

 Operating income (loss)                                26,763        9,810        27,731        (9,035)        8,375        9,828
                                                      --------     --------      --------      --------      --------      -------

 Interest expense                                       20,512       10,138        15,891        12,839         9,155        3,214
                                                      --------     --------      --------      --------      --------      -------

 Income (loss) from continuing operations
   before income taxes                                   6,251         (328)       11,840       (21,874)         (780)       6,614

    Income taxes                                         2,563          (44)        5,035        (8,523)         (323)       3,000
                                                      --------     --------      --------      --------      --------      -------
 Income (loss) from continuing operations                3,688         (284)        6,805       (13,351)         (457)       3,614

 Discontinued operations (1)                                 -       16,369        35,219        21,809        17,268        6,045
                                                      --------     --------      --------      --------      --------      -------

 Net income before extraordinary item                    3,688       16,085        42,024         8,458        16,811        9,659

 Extraordinary item - loss from early
   extinguishment of debt (net of
   tax benefit)                                            308            -         1,144             -             -            -
                                                      --------     --------      --------      --------      --------      -------

 Net income                                           $  3,380     $ 16,085      $ 40,880      $  8,458      $ 16,811      $ 9,659
                                                      ========     ========      ========      ========      ========      =======

Basic earnings per share data
 From continuing operations                           $   0.18     $  (0.01)     $   0.32      $  (0.64)     $  (0.02)     $  0.18
 From discontinued operations                                -         0.82          1.69          1.05          0.83         0.30
 From extraordinary item                                  (.01)           -         (0.05)            -             -            -
                                                      --------     --------      --------      --------      --------      -------
 Net income                                           $   0.17     $   0.81      $   1.96      $   0.41      $   0.81      $  0.48
                                                      ========     ========      ========      ========      ========      =======

Diluted earnings per share data
 From continuing operations                           $   0.18     $  (0.01)     $   0.32      $  (0.64)     $  (0.02)     $  0.18
 From discontinued operations                                -         0.82          1.66          1.05          0.83         0.30
 From extraordinary item                                 (0.01)           -         (0.05)            -             -            -
                                                      --------     --------      --------      --------      --------      -------
 Net income                                           $   0.17     $   0.81      $   1.93      $   0.41      $   0.81      $  0.48
                                                      ========     ========      ========      ========      ========      =======

Weighted average common shares outstanding(2)           19,956       19,979        20,893        20,876        20,827       20,175
                                                      ========     ========      ========      ========      ========      =======

(1) Discontinued operations represents the income of the discontinued franchising business less applicable income taxes of $11,825, $25,165, $15,923, $13,467, $5,019, and $6,422, respectively).
(2) Weighted average common shares outstanding represents the weighted average common shares outstanding of the Company's parent Manor Care, Inc. for fiscal years 1994 through 1996. Fiscal year 1997 represents the weighted average common shares of Manor Care, Inc. for the period through November 1, 1997. The period following November 1, 1997 represents the weighted average common shares of the Company. Fiscal year 1994 through 1997 have been adjusted for the one-for-three reverse stock split.

                                        As of December 31,                                As of May 31,
                                    -------------------------------------------------------------------------------------------
                                       1998            1997            1997            1996            1995            1994
                                    -------------------------------------------------------------------------------------------
BALANCE SHEET DATA
 Total assets                           422,511         400,983         426,429         328,311         254,229         178,652
 Notes payable to Manor Care, Inc.            -               -          37,022         147,023         119,823          68,361
 Total debt                             281,189         248,120         260,369         163,497         137,122          88,711
 Total liabilities                      319,874         311,676         301,942         180,752         188,400         123,444
 Equity or investments and
   advances from Parent                 102,637          89,307         124,487         147,559          65,829          55,208

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The Company owned and operated 86 hotels with 11,910 rooms in 28 states at December 31, 1998. The hotels are under the brand names Comfort, Clarion, Sleep, Quality, MainStay Suites, Rodeway and Econo Lodge. The Company's continuing business consists primarily of guest room revenue, meeting room revenue, and food and beverage revenue from owned and operated hotels.

     On October 15, 1997, the Company distributed, through a special dividend, its franchising business and European hotel operations ("Choice") to shareholders. On the date of distribution, Company shareholders of record on October 7, 1997, received one share of Choice (renamed Choice Hotels International, Inc.) for each share of the Company held. In addition, the Company, which was previously named Choice Hotels International, Inc., changed its name to Sunburst Hospitality Corporation and effected a one-for-three reverse stock split.

     European hotel operations, which were distributed with Choice, are presented as part of continuing operations in the consolidated financial statements in accordance with generally accepted accounting principles. However, for purposes of analyzing the operations of the Company, management focuses on the ongoing domestic hotel operations. Therefore, the following discussion focuses on the results of operations of the domestic hotels which constitute the ongoing operations of the Company.

Comparison of Calendar Year 1998 and Calendar Year 1997 (Domestic Hotels)
-------------------------------------------------------------------------

     The following tables present calendar quarter and full calendar year information showing the results of operations of the Company's ongoing domestic hotel operations for 1998 and 1997 (in thousands, unaudited).

                                                               Quarter Ending
                                         ---------------------------------------------------------------
                                           March 31       June 30      September 30      December 31
                                         ---------------------------------------------------------------
Year ended December 31, 1998
     Domestic Revenue                        $46,139       $54,440       $56,320            $47,197
     Recurring Domestic EBITDA (1)            12,549        16,518        16,719             12,468

Year ended December 31, 1997
     Domestic Revenue                        $41,258       $46,982       $49,052            $42,760
     Recurring Domestic EBITDA (1)            11,793        15,484        14,092              8,413

________________________
(1) Recurring domestic EBITDA consists of the sum of net income (loss), interest expense, income taxes, and depreciation and amortization and non-recurring charges for the Company's ongoing domestic operations. EBITDA is presented because such data is used by certain investors to determine the Company's ability to meet debt service, fund capital expenditures and expand its business. The Company considers EBITDA to be an indicative measure of operating performance particularly due to the large amount of depreciation and amortization. Such information should not be considered an alternative to net income, operating income, cash flow from operations or any other operating or liquidity performance measure prescribed by GAAP. Cash expenditures (including nondiscretionary expenditures) for various long-term assets, interest expense and income taxes have been, and will be, incurred which are not reflected in the EBITDA presentation and therefore EBITDA does not represent funds available for management's discretionary use.

                                                                Year ending
                                                                December 31,
                                                     -------------------------------------
                                                         1998                    1997
                                                     -------------------------------------
Revenues
   Rooms                                                $178,755               $157,380
   Food and beverage                                      17,247                 14,991
   Other                                                   8,094                  7,681
         Total revenues                                  204,096                180,052
                                                     -------------------------------------
Operating Expenses
   Departmental Expenses
      Rooms                                               51,227                 45,606
      Food and beverage                                   13,183                 11,972
      Other                                                3,056                  2,828
   Undistributed Operating Expenses
      Administrative and general                          18,519                 16,662
      Marketing                                           16,430                 14,975
      Utility costs                                        9,632                  9,399
      Property operation and maintenance                  10,470                  9,815
      Property taxes, rent and insurance                   9,364                  7,933
      Depreciation and amortization                       27,227                 22,372
      Corporate                                           13,961                 11,079
      Provision for asset impairment and other
         non-recurring charges                             4,264                  5,119
            Total operating expenses                     177,333                157,760
                                                     -------------------------------------

Operating income                                          26,763                 22,292
                                                     -------------------------------------
Interest expense                                          20,512                 16,461
                                                     -------------------------------------

Income from continuing operations before
   Income taxes                                            6,251                  5,831
      Income taxes                                         2,563                  2,537
                                                     -------------------------------------
Income from continuing operations                       $  3,688               $  3,294
                                                     =====================================

Basic Earnings Per Share from Continuing                   $0.18                  $0.16
 Operations
                                                     =====================================

     Hotel revenues increased from $180.1 million in calendar 1997 to $204.1 million in 1998, an increase of 13.3%. Gross operating margin (operating income before corporate expense, depreciation and amortization and non-recurring charges) increased from 21.4% in 1997 to 22.0% in 1998.

     Increases in revenue were the result of an increase in the size of the Company's portfolio and improved Revenue Per Available Room ("RevPAR"). The portfolio increased from 76 hotels in December 31, 1997 to 86 hotels at December 31,1998, an increase of 9.4% in the number of rooms. The Company utilizes RevPAR, which is calculated by multiplying the percentage of occupied rooms by the average daily room rate realized, as a measure of the operating performance of its hotels. RevPAR increased 0.5% from $41.67 to $41.87, due primarily to an increase of 1.8% in average daily rate. A changing portfolio mix with greater representation of newly opened, mid-priced, extended stay MainStay Suites impacted the RevPAR comparisons as, on a same store basis, year-over-year RevPAR increased 1.9%.

  In general, rate, occupancy and RevPAR trends have been consistent with industry results. On a same store basis, the company's full service hotels experienced a 2.8% increase in RevPAR, while the limited service hotels increased RevPAR 0.54%.

  Food and beverage ("F&B") revenues increased 15.1% and F&B operating margins increased from 20.1% to 23.6% as a result of an increased focus on improving F&B operating margins.

  The increase in depreciation expense from 1997 to 1998 is the result of the growth in the portfolio. While two, older limited service hotels were sold during 1998, the Company opened 12 newly-constructed hotels.

     Calendar year 1998 represented the first full year operating as a separate, stand-alone company and, accordingly, general corporate expense increased from 6.2% of revenues to 6.8% of revenues in 1998. Recurring domestic EBITDA increased 17% to $58.3 million in 1998 from $49.8 million in 1997. EBITDA margin for 1998 was 28.5% as compared to 27.7% in 1997.

     Included in provision for asset impairment and other non-recurring charges in 1998 were non-cash write-downs of approximately $4 million (pre-tax) to reduce several hotels being marketed for sale to estimated net realizable value, net of disposition costs. In 1997, non-recurring loss provisions of approximately $5 million (pre-tax) were recorded in order to reserve for various items related to the Manor Care and Choice spin-offs.

     Interest expense increased from $16.5 million to $20.5 million in 1998, an increase of 24.2%. The increase results from an increased amount of debt outstanding over the respective periods. The Company's debt has increased over the period to fund the development of hotels.

     Income from continuing operations of $3.7 million, increased 12% from $3.3 million in 1997.

     Not reflected in the above discussion are the European hotel operations which were spun-off to shareholders along with the discontinued franchise business. In 1997, European hotel operations contributed $7.0 million of revenue and $0.40 in EBITDA, through the spin-off date in October, 1997.

Comparison of Calendar Year 1997 and Calendar Year 1996 - Domestic hotels
-------------------------------------------------------------------------

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

     The following tables present calendar quarter and full calendar year information showing the results of operations of the Company's domestic hotels for 1996 and 1997 (in thousands, unaudited).

                                                              Quarter ending
                                 ----------------------------------------------------------------------------
                                       March 31           June 30         September 30        December 31
                                 ----------------------------------------------------------------------------
Year ended December 31, 1997
     Domestic Revenue                  $41,258            $46,982            $49,052            $42,760
     Domestic EBITDA (1)                11,793             15,484             14,092              3,294

Year ended December 31, 1996
     Domestic Revenue                   34,656             40,987             43,615             37,683
     Domestic EBITDA (1)                 8,542              2,585             13,226              7,413

________________________
(1) Recurring domestic EBITDA consists of the sum of net income (loss), interest expense, income taxes, and depreciation and amortization and non-recurring charges for the Company's ongoing domestic operations. EBITDA is presented because such data is used by certain investors to determine the Company's ability to meet debt service, fund capital expenditures and expand its business. The Company considers EBITDA to be an indicative measure of operating performance particularly due to the large amount of depreciation and amortization. Such information should not be considered an alternative to net income, operating income, cash flow from operations or any other operating or liquidity performance measure prescribed by GAAP. Cash expenditures (including nondiscretionary expenditures) for various long-term assets, interest expense and income taxes have been, and will be, incurred which are not reflected in the EBITDA presentation and therefore EBITDA does not represent funds available for management's discretionary use.

                                                           Year ending
                                                           December 31,
                                                  ----------------------------
                                                      1997            1996
                                                  ----------------------------
Revenues
   Rooms                                            $157,380        $137,114
   Food and beverage                                  14,991          12,950
   Other                                               7,681           6,877
                                                  ----------------------------
         Total revenues                              180,052         156,941
                                                  ----------------------------

Operating Expenses
   Departmental Expenses
      Rooms                                           45,606          39,701
      Food and beverage                               11,972          10,835
      Other                                            2,828           2,400
   Undistributed Operating Expenses
      Administrative and general                      16,662          18,520
      Marketing                                       14,975          13,895
      Utility costs                                    9,399           8,423
      Property operation and maintenance               9,815           8,922
      Property taxes, rent and insurance               7,933           7,521
      Depreciation and amortization                   22,372          17,335
      Corporate                                       11,079           6,383
      Provision for asset impairment and other
       non-recurring charges                           5,119           8,575
                                                  ----------------------------
         Total operating expenses                    157,760         142,510
                                                  ----------------------------

Operating income                                      22,292          14,431
                                                  ----------------------------
Interest expense                                      16,461          12,726
                                                  ----------------------------

Income from continuing operations before
  Income taxes                                         5,831           1,705
    Income taxes                                       2,537             716
                                                  ----------------------------
Income from continuing operations                 $    3,294        $    989
                                                  ============================

Basic Earnings Per Share from Continuing
 Operations                                       $     0.16        $   0.05
                                                  ============================

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

Comparison of Seven Months Ended December 31, 1997 and Seven Months Ended
-------------------------------------------------------------------------
December 31, 1996 (Domestic Hotels) Operating Results
-----------------------------------------------------

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

                                       1997       1996       % Increase
                                     --------   --------   --------------
               Full Service          $ 42.96    $ 40.51          6.0%
               Limited Service       $ 40.20    $ 39.19          2.6%
               Suite                 $ 47.01    $ 48.39         (2.9%)
               Combined              $ 41.67    $ 40.38          3.2%

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

     Included in provision for asset impairment and other non-recurring charges in 1997 are non-recurring loss provisions totaling $5.1 million (pre-tax). This loss provision was recorded in December 1997 in order to reserve $2.1 million of previously capitalized costs and future payment obligations related to a data processing services agreement and computer system which will be replaced in 1998, to accrue the estimated cost of $1.0 million for future lease costs associated with space the Company has vacated, and to reserve $2.0 million for future obligations related to an agreement expiring in May, 1999, for services which the Company will no longer utilize and, therefore, have no future benefits. The service and lease agreements are with Manor Care and Choice and were entered into in conjunction with the distribution and the Manor Care distribution. Recent corporate decisions, including a consolidation of leased office space, resulted in the recognition of these costs currently.

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

     During fiscal 1996, the Company recorded a provision for asset impairment and other non-recurring charges amounting to $24.6 million (pre-tax). The provision related primarily to the impairment of certain European hotel operations subsequently spun-off with Choice.

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

Liquidity and Capital Resources
-------------------------------

     The Company maintains an $80 million committed line of credit with a group of four banks to support on-going operations and to fulfill capital requirements. The credit facility expires in October 2000. Availability under that line of credit is a function of trailing cash flow, but amounted to the full $80.0 million at December 31, 1998. Borrowings under the line amounted to $41million at December 31, 1998.

     The Company intends to develop MainStay Suites, a mid-priced extended-stay hotel product. At December 31, 1998, 14 MainStay Suites were open and operating with another seven hotels under construction. The cost to develop a MainStay Suites hotel approximates $5.5 to $6.0 million. In order for the Company to continue on a long-term basis the MainStay Suites development program, additional capital will be required. Subject to market conditions, the Company anticipates raising additional debt capital during calendar year 1999.

     At the distribution date, the Company owed Choice $115.0 million in the form of a pay-in-kind subordinated note with a five year maturity. The note provides additional financial flexibility due to the fact that accrued interest is payable at maturity. The Company does, however, expect to refinance the Choice note with a longer-term and lower cost subordinated debt financing as soon as practicable.

     At the distribution date, Sunburst owed Choice an additional approximately $15.0 million relative to the final allocation of assets, liabilities and equity between the two parties. This obligation was effectively satisfied with the execution in December 1998 of an amendment to the Company's Strategic Alliance Agreement, which, among other things, terminated the Company's option to purchase the MainStay Suites brand name.

     On April 23, 1997, the Company, through its indirect subsidiary, First Choice Properties, completed an offering of $117.5 million multi-class mortgage pass-through certificates. This CMBS debt is non-recourse and is collateralized by 35 hotel properties with a net book value of $139.2 million owned by the Company. The CMBS debt carries 7.8% blended weighted average interest rate and has a final maturity of May 5, 2012. The hotel properties so collateralized reported EBITDA of $31.1 million for calendar year 1998. The Company used the proceeds to repay debt payable to its former parent, Manor Care, Inc.

     Net cash provided by continuing operating activities was $35.5 million for the year ended December 31, 1998, as compared to $21.4 million, for the seven months ended December 31, 1997.

     During 1998, the Company sold two hotels and an unimproved parcel of land generating cash proceeds of $6.1 million. The proceeds were used to retire debt, including $2.2 million of CMBS debt which resulted in a pre-payment penalty of $308,000, after-tax.

     Notwithstanding the real estate intensive nature of the Company's business, the Company's objective is to reduce its overall leverage while continuing to grow through development. The Company intends to continue to strategically dispose of hotels not meeting its criteria for long-term retention and utilize the proceeds to retire debt and fund future development. Between December 31, 1998 and March 1, 1999, the Company sold an additional hotel for $2.2 million in cash and, at March 1, 1999, has an additional twelve hotels being marketed for sale.

     At December 31, 1998, the Company's debt to book capitalization amounted to 73%, while debt to market capitalization was 77%. Debt to recurring EBITDA amounted to 4.8:1 and recurring EBITDA to interest was 2.5:1 for calendar year 1998.

     While operating cash flow along with the credit available under the Company's bank facility and the proceeds from the sale of hotels is expected to be adequate to fund operations and committed construction projects, accessing additional capital is imperative in order for the Company to expand its development and growth plans.

     Excluding development, recurring capital expenditures required to maintain operating assets in the appropriate condition are estimated to be approximately $15 million per year. Planned capital expenditures for the construction of hotels in 1999 are projected to be approximately $20 million. Sunburst may also pursue additional acquisitions of significantly under valued properties.

Year 2000
----------

     Many existing computer programs use two digits to identify a year. These programs were designed and developed without considering the impact of the upcoming change in the century. If the programs are not corrected, computer applications could fail or create erroneous results at the turn of the century.

     The Company has developed a plan to address the impact of the Year 2000 on its computer systems and other systems with embedded microprocessors that could be date sensitive (collectively, "in-house systems"), as well as issues related to third party vendors and suppliers of the Company. The Company's plan consists of four phases: 1) Assess computer systems and other systems with embedded microprocessors and determine which such systems are critical to the ongoing operations of the Company; 2) Inventory critical systems to determine manufacturers, suppliers or vendors; 3) Test or assess the readiness of systems and vendors and suppliers, and; 4) Inventory and assess the readiness of non-critical systems. Corrective actions are being taken as issues arise. The following discusses the Companies progress in addressing both in-house systems and third party vendors.

     The Company's financial accounting and reporting systems are scheduled to be upgraded in early 1999 to a version that has been certified to be Year 2000 compliant. Following the upgrade, the accounting and reporting systems are expected to adequately provide information and reporting needs into the next century. Non-compliant computer hardware and software at the Company's corporate headquarters and all its hotels has been identified and a schedule to upgrade affected systems by September 1999 has been established. The Company estimates that approximately 85% of its employee workstations will need to be upgraded. In order to accommodate a new property management system required by Choice Hotels International, Inc., the Company had previously planned to update these systems. Therefore, the cost of upgrading the systems, outside of previously planned upgrades, is estimated to be immaterial.

     The Company has inventoried systems with embedded chips used at the Company's corporate headquarters as well as building systems at the company's hotel properties (i.e., elevators, room key systems, HVAC equipment, as fire safety equipment) and has begun contacting manufacturers to determine the readiness of the systems for the Year 2000. Any systems determined to be Year 2000 sensitive and non-compliant will be replaced or modified as necessary. Although the Company does not have an estimate for the cost to bring all critical systems into compliance, it is not believed to be material.

     The Company is developing a contingency plan to address the possible failure of any in-house systems. As critical non-compliant systems are identified that the Company believes may not be compliant by the year 2000, contingency plans will be created.

     The Company relies significantly on third party systems to provide various goods and services. The Company has identified those vendors and suppliers that it believes to be critical to the ongoing operations of the Company and has begun contacting them to verify their state of readiness and evaluate their contingency plans. Based on the responses received, the Company believes that the critical third party systems are or will be Year 2000 compliant. To the extent that a third party cannot certify that their systems will be Year 2000 complaint, the Company will take actions to correct the non-compliant situation or develop contingency plans.

     Because the Company relies significantly on Choice Hotels International, Inc. ("Choice") for reservation and property management systems as well as overall franchisee support, their state of readiness for Year 2000 is critical to the Company. Therefore, a description of Choice plan to address the Year 20000 issue, as set forth in its SEC filings, follows.

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

       Failure by the Company or one or more of its third party vendors to adequately address the Year 2000 issue could have a material adverse impact on the Company. The Company is not able to estimate the impact such failure could have due to its dependence on third parties including utility companies, airlines, hotel reservation centers, Choice, banks and credit card payment processing centers. In addition, the severity and duration of failures will greatly affect the impact of such failures on the Company.

       As a result of the considerable publicity surrounding, and the increased consumer awareness of, the Year 2000 issue, it is possible that travel patterns may be disrupted. The Company is unable to estimate the effect such disruptions, if any, may have on its hotel operations.

Seasonality
-----------

       Demand at many of the hotels is affected by recurring seasonal patterns, depending upon the location of the hotel. Accordingly, the Company's operations are seasonal in nature, with lower revenue and operating profit in November through February and higher revenue and operating profit in March through October.

Inflation
---------

       Inflation has not had a material effect on the revenues or operating results of the Company during calendar 1998, the seven months ended December 31, 1997 or the three fiscal years ended May 31, 1997.

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

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                                                              Page
                                                              ----
Report of Independent Public Accountants..................     27
Consolidated Balance Sheets...............................     28
Consolidated Statements of Income.........................     29
Consolidated Statements of Cash Flows.....................     30
Consolidated Statements of Stockholders' Equity...........     31
Notes to Consolidated Financial Statements................     32

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Stockholders of Sunburst Hospitality Corporation:

          We have audited the accompanying consolidated balance sheets of Sunburst Hospitality Corporation and subsidiaries (the "Company" formerly Choice Hotels International, Inc., see Basis of Presentation) as of December 31, 1998 and 1997, the related consolidated statements of income and cash flows for the year ended December 31, 1998, the seven months ended December 31, 1997, and each of the two fiscal years in the period ended May 31, 1997, and stockholders' equity and comprehensive income for the year ended December 31, 1998 and the seven months ended December 31, 1997 and May 31, 1997. These financial statements and schedules referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

          In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sunburst Hospitality Corporation and subsidiaries as of December 31, 1998 and 1997, and the results of their operations and their cash flows for the year ended December 31, 1998, the seven months ended December 31, 1997 and each of the two fiscal years in the period ended May 31, 1997, in conformity with generally accepted accounting principles.

          Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedules listed in the index at Item 14(a)(2) are presented for purposes of complying with the Securities and Exchange Commission rules and are not part of the basic financial statements. These schedules have been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.


                                     Arthur Andersen LLP


Washington, D.C.
February 10, 1999

                       SUNBURST HOSPITALITY CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                     (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                                                       As of
                                                                                  ---------------------------------------------
                                                                                       December 31,             December 31,
                                                                                           1998                    1997
                                                                                  ---------------------    --------------------
                                                              ASSETS
Real estate, net                                                                  $             363,023    $            371,305
Real estate held for sale                                                                        37,122                       -
Receivables (net of allowance for doubtful
   accounts of $611 and $616, respectively)                                                       7,271                   6,261
Other assets                                                                                     10,982                  17,509
Cash and cash equivalents                                                                         4,113                   5,908
                                                                                  ---------------------    --------------------

                     TOTAL ASSETS                                                 $             422,511    $            400,983
                                                                                  =====================    ====================


                                               LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES

Debt
     Mortgages and other long term debt                                           $             153,341    $            133,648
     Note payable to Choice Hotels International, Inc.                                          127,848                 117,120
                                                                                  ---------------------    --------------------
                                                                                                281,189                 250,768

Accounts payable and accrued expenses                                                            32,633                  33,415
Payable to Choice Hotels International, Inc.                                                          -                  25,066
Deferred income taxes ($1,352 and $1,378, respectively) and
  other liabilities                                                                               6,052                   2,427
                                                                                  ---------------------    --------------------

                     Total liabilities                                                          319,874                 311,676
                                                                                  ---------------------    --------------------


STOCKHOLDERS' EQUITY

Common stock (60,000,000 and 60,000,000 authorized, at $0.01 par value, 21,445,696 and 21,366,282 issued and 19,606,004 and
   19,947,042 outstanding at December 31, 1998 and 1997,
   respectively)                                                                                    244                     243
Additional paid-in-capital                                                                      171,462                 169,536
Treasury stock (2,331,920 and 1,821,505 shares, respectively)                                   (65,856)                (63,926)
Retained earnings                                                                                (3,213)                (16,546)
                                                                                  ---------------------    --------------------

                     Total stockholders' equity                                                 102,637                  89,307
                                                                                  ---------------------    --------------------

                     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                   $             422,511    $            400,983
                                                                                  =====================    ====================


The accompanying notes are an integral part of these consolidated balance sheets.

                       SUNBURST HOSPITALITY CORPORATION
                       CONSOLIDATED STATEMENTS OF INCOME
                   (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                                 For the seven
                                                                                     months
                                                        For the year ended            ended           For the fiscal year ended
                                                            December 31,          December 31,                  May 31,
                                                                                                     -----------------------------
                                                                1998                  1997              1997             1996
                                                       --------------------     ------------------   ------------   --------------
REVENUES

  Rooms                                                $           178,755      $         100,670    $   165,239    $   $137,001
  Food and beverage                                                 17,247                  9,231         13,356          11,392
  Other                                                              7,789                  4,652          7,378           6,816
  Net gains (losses) on property transactions                          305                      -           (220)           (584)
                                                       --------------------     ------------------   ------------   --------------

        Total revenues                                             204,096                114,553        185,753         154,625
                                                       --------------------     ------------------   ------------   --------------


OPERATING EXPENSES

Departmental Expenses
  Rooms                                                             51,227                 33,484         58,502          51,657
  Food and beverage                                                 13,183                  7,319         10,887           9,792
  Other                                                              3,056                  1,530          2,674           2,570
Undistributed Operating Expenses
  Administrative and general                                        18,514                  9,486         17,990          16,358
  Marketing                                                         16,430                  8,862         14,545          12,152
  Utility costs                                                      9,632                  5,697          8,816           7,712
  Property operation and maintenance                                10,470                  5,746          9,428           8,118
  Property taxes, rent and insurance                                 9,369                  5,010          6,857           6,044
  Depreciation and amortization                                     27,227                 14,246         20,632          16,636
  Corporate                                                         13,961                  8,244          7,691           8,026
  Provision for asset impairment and other
     non-recurring charges                                           4,264                  5,119              -          24,595
                                                       --------------------     ------------------   ------------   --------------
                        Total operating expenses                   177,333                104,743        158,022         163,660
                                                       ====================     ==================   ============   ==============


OPERATING INCOME (LOSS)                                             26,763                  9,810         27,731          (9,035)
                                                       --------------------     ------------------   ------------   --------------

INTEREST EXPENSE                                                    20,512                 10,138         15,891          12,839
                                                       --------------------     ------------------   ------------   --------------

INCOME (LOSS) FROM CONTINUING
  OPERATIONS BEFORE INCOME TAXES                                     6,251                   (328)        11,840         (21,874)
        Income taxes                                                 2,563                    (44)         5,035          (8,523)
                                                       --------------------     ------------------   ------------   --------------


INCOME (LOSS) FROM CONTINUING
  OPERATIONS BEFORE EXTRAORDINARY ITEM                               3,688                   (284)         6,805         (13,351)

 DISCONTINUED OPERATIONS: Income from
  operations of discontinued franchising business
  (less applicable income taxes of $0, $11,825, $25,165,
  and $15,923, respectively)                                             -                 16,369         35,219          21,809
                                                       --------------------     ------------------   ------------   --------------

NET INCOME BEFORE EXTRAORDINARY ITEM                                 3,688                 16,085         42,024           8,458

EXTRAORDINARY ITEM -- LOSS FROM EARLY
  EXTINGUISHMENT OF DEBT (NET OF $201 AND $747
  TAX BENEFIT)                                                         308                      -          1,144               -
                                                       --------------------     ------------------   ------------   --------------

  NET INCOME                                           $             3,380      $          16,085    $    40,880    $      8,458
                                                       ====================     ==================   ============   ==============

Basic earnings per share
------------------------
  From continuing operations                           $              0.18      $           (0.01)   $      0.32    $      (0.64)
  From discontinued operations                                           -                   0.82           1.69            1.05
  From extraordinary item                                            (0.01)                     -          (0.05)              -
                                                       --------------------     ------------------   ------------   --------------
  Earnings per share                                   $              0.17      $            0.81    $      1.96    $       0.41
                                                       ====================     ==================   ============   ==============


Diluted earnings per share
--------------------------
  From continuing operations                           $              0.18      $           (0.01)   $      0.32    $      (0.64)
  From discontinued operations                                           -                   0.82           1.66            1.05
  From extraordinary item                                            (0.01)                     -          (0.05)              -
                                                       --------------------     ------------------   ------------   --------------
  Earnings per share                                   $              0.17      $            0.81    $      1.93    $       0.41
                                                       ====================     ==================   ============   ==============


The accompanying notes are an integral part of these consolidated statements of income.

                       SUNBURST HOSPITALITY CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (IN THOUSANDS)

                                                                           For the year  For the seven
                                                                               ended      months ended   For the fiscal year ended
                                                                           December 31,   December 31,             May 31,
                                                                                                         --------------------------
CASH FLOWS FROM OPERATING ACTIVITIES                                           1998           1997           1997           1996
                                                                           ------------  ------------    -----------    -----------
Income (loss) from continuing operations before extraordinary item           $    3,688     $    (284)      $  6,805    $   (13,351)

Reconciliation of net income (loss) to net cash
   provided by operating activities:
      Depreciation and amortization                                              27,227        14,246         20,632         16,636
      Amortization of deferred financing fees                                       244           248              -              -
      Amortization of debt discount                                               1,921           528             29             34
      Deferred interest on Choice Hotels International, Inc. Note                 8,808         2,648              -              -
      Provision for bad debts, net                                                  424           247            560            289
      Increase (decrease) in deferred taxes                                         466           695          2,920         (7,726)
      (Gain) loss on sale of property                                               (65)            -            220            584
      Provision for asset impairment and other non-recurring charges              3,983         5,119              -         19,420
Change in assets and liabilities:
      Change in receivables                                                      (1,434)         (152)        (1,686)           468
      Change in other assets                                                     (2,351)         (357)        (3,963)        (3,106)
      Change in accounts payable and accrued expenses                              (781)       (9,323)        17,391          7,722
      Change in payable to Choice Hotels International, Inc.                     (8,601)       10,066              -              -
      Change in current taxes receivable                                          2,018        (2,310)          (483)         1,441
      Change in other liabilities                                                    (9)            -              -            384
                                                                           ------------  ------------    -----------    -----------
          NET CASH PROVIDED BY CONTINUING OPERATIONS                             35,538        21,371         42,425         22,795
          NET CASH PROVIDED BY DISCONTINUED OPERATIONS                                -        20,876         44,833         32,645
                                                                           ------------  ------------    -----------    -----------
          NET CASH PROVIDED BY OPERATING ACTIVITIES                              35,538        42,247         87,258         55,440
                                                                           ------------  ------------    -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES
      Investment in property and equipment                                      (60,720)      (61,460)       (75,523)       (46,966)
      Acquisition of operating hotels                                                 -             -         (5,550)       (49,617)
      Distribution of New Choice                                                      -        (4,166)             -              -
      Proceeds from sale of property and equipment                                5,864           170          2,522          5,479
                                                                           ------------  ------------    -----------    -----------
          NET CASH UTILIZED BY CONTINUING OPERATIONS                            (54,856)      (65,456)       (78,551)       (91,104)
          NET CASH UTILIZED BY DISCONTINUED OPERATIONS                                -      (118,474)       (15,864)       (78,844)
                                                                           ------------  ------------    -----------    -----------
          NET CASH UTILIZED BY INVESTING ACTIVITIES                             (54,856)     (183,930)       (94,415)      (169,948)
                                                                           ------------  ------------    -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES
      Proceeds from mortgages and other long term debt                           25,000        16,023        208,000              -
      Proceeds from note payable to Choice Hotels International, Inc.                 -       115,000              -              -
      Principal payments of debt                                                 (5,256)      (92,171)        (1,157)          (645)
      (Payments on) proceeds from notes payable to Manor Care, Inc.                   -       (37,022)      (110,000)        27,201
      Payment of financing fees                                                       -             -         (3,959)             -
      Payment of prepayment penalty                                                (439)            -         (1,891)             -
      Proceeds from issuance of common stock                                        359         1,153          3,410              -
      Purchases of treasury stock                                                (2,141)      (10,554)       (53,150)             -
      Payable to Choice Hotels International, Inc. for net worth Guarantee            -        15,000              -              -
      Advances (to) from Manor Care, Inc., net                                        -             -         (9,971)        73,272
                                                                           ------------  ------------    -----------    -----------
          NET CASH PROVIDED BY CONTINUING OPERATIONS                             17,523         7,429         31,282         99,828
          NET CASH PROVIDED BY (UTILIZED BY) DISCONTINUED OPERATIONS                  -       129,337        (17,839)        17,131
                                                                           ------------  ------------    -----------    -----------

          NET CASH PROVIDED BY FINANCING ACTIVITIES                              17,523       136,766         13,443        116,959
                                                                           ------------  ------------    -----------    -----------

NET CHANGE IN CASH AND CASH EQUIVALENTS                                          (1,795)       (4,917)         6,286          2,451
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                  5,908        10,825          4,539          2,088
                                                                           ------------  ------------    -----------    -----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                   $    4,113     $   5,908       $ 10,825    $     4,539
                                                                           ============  ============    ===========    ===========

Cash and cash equivalents of continuing operations                           $    4,113     $   5,908       $  7,033    $     1,436
Cash and cash equivalents of discontinued operations                         $        -     $       -       $  3,792    $     3,103

The accompanying notes are an integral part of these consolidated statements of cash flows.

                       SUNBURST HOSPITALITY CORPORATION
   CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME
                         (IN THOUSANDS, EXCEPT SHARES)

                                                                                Accumulated
                                                                                   Other
                                              Common Stock       Additional    Comprehensive  Retained                 Comprehensive
                                           ------------------
                                           Shares      Amount  Paid-in-Capital    Income      Earnings  Treasury Stock    Income
                                           -----------------------------------------------------------------------------------------
DISTRIBUTION FROM MANOR CARE INC.          63,081,129  $  631    $162,512      $(1,750)      $      -   $      -       $      -
Net Income                                                                                     40,880                    40,880
Transfer of net income to Manor Care, Inc.                                                    (23,805)
Exercise of stock options/grants              781,542       8       4,651
Other comprehensive income, net of tax

Translation adjustment                                                          (5,268)                                  (5,268)
                                                                                                                         -------
Comprehensive income                                                                                                    $35,612
                                                                                                                         =======

Treasury purchases                                                                                        (53,372)

                                           -----------------------------------------------------------------------
BALANCE, MAY 31, 1997                       63,862,671    639     167,163       (7,018)         17,075    (53,372)
                                           -----------------------------------------------------------------------

Net income                                                                                      16,085                   $16,085

Adjustment to Nov. 1, 1996 distribution
 from Manor Care Inc.                                                                           (1,044)

Exercise of stock options/grants               202,386      2       1,910

Stock grants issued from Treasury shares        13,786                 65

Treasury purchases                                                                                        (10,554)

Other comprehensive income, net of tax

Translation adjustment                                                          (1,644)                                  (1,644)

Comprehensive income                                                                                                     $14,441
                                                                                                                         =======
Distribution of Franchising                                                      8,662         (48,662)

One-for-three reverse stock split on
 October 15, 1997                          (39,845,146)  (398)        398
                                           -----------------------------------------------------------------------
BALANCE, DECEMBER 31, 1997                  24,233,697    243     169,536            -         (16,546)   (63,926)
                                           -----------------------------------------------------------------------

Net income                                                                                       3,380
Sale of MainStay brand option to Choice
 Hotels International, Inc.                                                                      9,953

Exercise of stock options/grants                79,414      1       1,926
Stock grants issued from Treasury shares                                                                      216

Treasury purchases                                                                                         (2,146)
                                           -----------------------------------------------------------------------
BALANCE, DECEMBER 31, 1998                  24,313,111   $244    $171,462       $    -         $(3,213)  $(65,856)
                                           =======================================================================

The accompanying notes are an integral part of these consolidated statements of stockholders' equity and comprehensive income.

                       SUNBURST HOSPITALITY CORPORATION
    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - DECEMBER 31, 1998 AND 1997

Summary of Significant Accounting Policies

BASIS OF PRESENTATION

On March 7, 1996, Manor Care, Inc. ("Manor Care") announced its intention to proceed with the separation of its lodging business from its health care business through a spin-off of its lodging business (the "Manor Care Distribution"). On September 30, 1996 the Board of Directors of Manor Care declared a special dividend to its shareholders of one share of common stock of Choice Hotels International Inc. (the "Company") for each share of Manor Care stock, and the Board of Directors set the Record Date and the Distribution Date. The Manor Care Distribution was made on November 1, 1996 to holders of record of Manor Care's common stock on October 10, 1996.

The Manor Care Distribution separated the lodging and health care businesses of Manor Care into two public corporations. At that time, the operations of the Company consisted principally of the hotel franchise operations and the owned and managed domestic and European hotel operations formerly conducted by Manor Care directly or through its subsidiaries (the "Lodging Business").

On November 1, 1996, concurrent with the Manor Care Distribution, the Company changed its name from Choice Hotels Holdings, Inc. to Choice Hotels International, Inc. and the Company's franchising subsidiary, formerly named Choice Hotels International, Inc., changed its name to Choice Hotels Franchising, Inc. ("Choice").

On April 29, 1997, the Company's Board of Directors announced its intention to separate the Company's franchising business from its owned, domestic hotel business. On September 16, 1997 the Board of Directors and shareholders of the Company approved the separation of the businesses through a Spin-off of the franchising business, along with the Company's European hotel and franchising operations, to its shareholders (the "Distribution"). The Board of Directors set October 15, 1997 as the date of distribution and on that date, Company shareholders received one share in Choice (renamed "Choice Hotels International, Inc.") for every share of Company stock held on October 7, 1997 (the date of record). Concurrent with the October 15, 1997 distribution date, the Company changed its name to Sunburst Hospitality Corporation and effected a one-for-three reverse stock split of its common stock.

The consolidated financial statements present the financial position, results of operations and cash flows of the Company for the period prior to November 1, 1996 as if it were formed as a separate entity of Manor Care. In connection with the Spin-off of the franchising business, the Company has presented the franchising business as a discontinued operation in the consolidated financial statements. Although the Company's European hotel operations were distributed to shareholders along with the franchising business, generally accepted accounting principles do not permit presenting this operation as discontinued. Therefore, the European hotel operations are included in continuing operations. The following tables illustrate the impact of the European hotel operations on the continuing operations of the Company (in thousands).

        SEVEN MONTHS ENDED        DOMESTIC HOTEL    EUROPEAN HOTEL   CONTINUING
        DECEMBER 31, 1997           OPERATIONS        OPERATIONS     OPERATIONS
--------------------------------------------------------------------------------
Revenues                            $107,574          $6,979           $114,553
Operating expenses                    98,169           6,574            104,743
                                  ----------------------------------------------
Operating income                       9,405             405              9,810
                                  ----------------------------------------------
Interest expense                       9,800             338             10,138
                                  ----------------------------------------------
Pretax income (loss)                    (395)             67               (328)
   Income tax expense (benefit)          (71)             27                (44)
                                  ----------------------------------------------
Net income (loss) from
  continuing operations             $   (324)         $   40           $   (284)
                                  ==============================================

        FISCAL YEAR ENDING       DOMESTIC HOTEL       EUROPEAN HOTEL     CONTINUING
           MAY 31, 1997            OPERATIONS           OPERATIONS       OPERATIONS

-----------------------------------------------------------------------------------
Revenues                         $168,016             $17,737            $185,753
Operating expenses                140,468              17,554             158,022
                                 --------------------------------------------------
Operating income                   27,548                 183              27,731
                                 --------------------------------------------------
Interest expense                   14,899                 992              15,891
                                 --------------------------------------------------
Pretax income (loss)               12,649                (809)             11,840
   Income tax expense (benefit)     5,355                (320)              5,035
                                 --------------------------------------------------
Net income (loss) from
  continuing operations          $  7,294             $  (489)           $  6,805
                                 ==================================================

        FISCAL YEAR ENDING       DOMESTIC HOTEL        EUROPEAN HOTEL         CONTINUING
           MAY 31, 1996            OPERATIONS            OPERATIONS           OPERATIONS
---------------------------------------------------------------------------------------------
Revenues                                 $135,022              $ 19,603             $154,625
Operating expenses                        127,722                35,938              163,660
                                 ------------------------------------------------------------
Operating income (loss)                     7,300               (16,335)              (9,035)
                                 ------------------------------------------------------------
Interest expense                           12,419                   420               12,839
                                 ------------------------------------------------------------
Pretax loss                                (5,119)              (16,755)             (21,874)
   Income tax benefit                      (1,913)               (6,610)              (8,523)
                                 ------------------------------------------------------------
Net loss from
  continuing operations                  $ (3,206)             $(10,145)            $(13,351)
                                 ============================================================

An analysis of the activity in the "Advances (to) from Manor Care Inc., net" account for the year ended May 31, 1996 and the five months ended October 31, 1996 is as follows (in thousands):

Balance, May 31, 1995                         $ 65,829
Cash transfers from Manor Care                  73,272
Net income                                       8,458
                                              --------
Balance, May 31, 1996                          147,559
Cash transfers to Manor Care                    (9,971)
Net income through October 31, 1996             23,805
Balance, October 31, 1996                     $161,393
                                              ========

FISCAL YEAR

In October 1997, the Company changed its fiscal year end from May 31 to December
31. Therefore, the period ending December 31, 1997 includes seven months of operations. Information for the comparable seven month period of June 1, 1996 through December 31, 1996 is included in the table below (unaudited, in thousands, except per share data).

                                              SEVEN MONTHS ENDED DECEMBER 31, 1996
                                 -------------------------------------------------------------
                                     DOMESTIC HOTEL      EUROPEAN HOTEL         CONTINUING
(Unaudited)                            OPERATIONS          OPERATIONS           OPERATIONS
                                 -------------------------------------------------------------
Revenues                                      $95,535             $10,975             $106,510
Operating expenses                             70,364               9,746               80,110
Depreciation and amortization                  10,772                 813               11,585
                                 -------------------------------------------------------------
Operating income                               14,399                 416               14,815
Interest expense                                7,987                 606                8,593
                                 -------------------------------------------------------------
Pretax income (loss) from
   continuing operations                        6,412                (190)               6,222
Income tax expense (benefit)                    2,697                 (75)               2,622
                                 -------------------------------------------------------------
Income (loss) from continuing
   operations                                 $ 3,715             $  (115)            $  3,600
                                 =============================================================
Earnings per share:
    Basic                                     $  0.18             $ (0.01)            $   0.17
                                 =============================================================

The following table presents the Company's results of operations for the full calendar year 1997 (unaudited, in thousands, except per share data).

                                                       CALENDAR YEAR 1997
                                 -------------------------------------------------------------
(Unaudited)                          DOMESTIC HOTEL      EUROPEAN HOTEL         CONTINUING
                                       OPERATIONS          OPERATIONS           OPERATIONS
                                 -------------------------------------------------------------
Revenues                                     $180,052             $13,741             $193,793
Operating expenses                            135,388              12,401              147,789
Depreciation and amortization                  22,372               1,399               23,541
                                 -------------------------------------------------------------
Operating income                               22,292                 (59)              22,463
Interest expense                               16,461                 724               17,185
                                 -------------------------------------------------------------
Pretax income (loss) from
   continuing operations                        5,831                (783)               5,278
Income tax expense (benefit)                    2,537                (310)               2,319
                                 -------------------------------------------------------------
Income (loss) from continuing
   operations                                $  3,294             $  (473)            $  2,959
                                 =============================================================
Earnings per share:
    Basic                                    $   0.16             $ (0.02)            $   0.15
                                 =============================================================

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid investments with a maturity of three months or less at the date of purchase to be cash equivalents.

PRE-OPENING COSTS

Pre-opening costs of an operating nature incurred prior to the opening of hotel properties are deferred and amortized over two years for hotels opened prior to November 1, 1996 and one year for hotels opened after that date. Such costs, which are included in other assets, amounted to $724,000 and $1.2 million, net of accumulated amortization, at December 31, 1998 and 1997, respectively. Pursuant to the American Institute of Certified Public Accountants Statement of Position No. 98-5, "Reporting on the Costs of Start-up Activities"(the "SOP"), on January 1, 1999, the Company will begin expensing costs related to start-up activities as incurred. Initial application of the SOP will be reported as a cumulative effect of a change in accounting principle.

If the Company would have adopted this standard on January 1, 1998, the effect would have been to increase income from continuing operations by approximately $274,000 for the year ended December 31, 1998, and to decrease net income for the year by approximately $420,000, as a result of a charge for the cumulative effect of a change in accounting principle of $694,000 (net of taxes).

REAL ESTATE

The components of real estate are as follows:

                                             December 31,       December 31,
                                                 1998               1997
                                         -------------------------------------
     Land                                          $ 56,007           $ 61,959
     Buildings                                      281,821            263,405
     Furniture, fixtures and equipment               77,127             70,598
     Hotels under construction                       31,962             41,869
                                         -------------------------------------
                                                    446,917            437,831
     Less:  accumulated depreciation                (83,894)           (66,526)
                                         -------------------------------------
                                                   $363,023           $371,305
                                         =====================================

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

IMPAIRMENT POLICY

The Company evaluates the recoverability of long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability is measured based on net, undiscounted expected cash flows. Assets are considered to be impaired if the undiscounted expected cash flows are less than the carrying amount of the assets. Impairment charges are recorded based upon the difference between the carrying value of the asset and fair value. Real estate held for sale is recorded based on its estimated fair value less cost to sell.

CAPITALIZATION POLICIES

The Company capitalizes interest costs and property taxes incurred during the construction of capital assets. The Company capitalized $2.4 million, $1.9 million and $0.8 million in interest costs for the year ended December 31, 1998, the seven months ending December 31, 1997 and the fiscal year ending May 31, 1997, respectively. Maintenance, repairs and minor replacements are charged to expense.

IMPACT OF NEW ACCOUNTING PRONOUNCEMENTS

The Company is required to adopt Statement of Financial Accounting Standard ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," in 2000. As the Company does not actively use derivative instruments, the standard will not have a material impact on the financial statements of the Company.

The Company has adopted SFAS No. 130, "Reporting Comprehensive Income," and SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information," in 1998. The components of other comprehensive income consists solely of foreign currency translation adjustments. Subsequent to the Distribution, the Company does not have any items that are considered to be other comprehensive income. The adoption of the standards did not have a material impact on the financial statements of the Company.

RECLASSIFICATIONS

Certain amounts previously presented have been reclassified to conform to the December 31, 1998 presentation.

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

Income before income taxes from continuing operations was derived from the following (in thousands):

                                         For the year       For the seven
                                             ended           months ended
                                         December 31,        December 31,          For the fiscal year ended May 31,
                                                                                 -------------------------------------
                                             1998                1997                   1997                1996
                                     ---------------------------------------------------------------------------------
Income (loss) from continuing
 operations before income taxes
   Domestic operations                        $6,251              $(395)               $12,649            $ (5,119)
   Foreign operations                              -                 67                   (809)            (16,755)
                                     ---------------------------------------------------------------------------------
     Income (loss) before
        income taxes                          $6,251              $(328)               $11,840            $(21,874)
                                     =================================================================================

The provision for income taxes for continuing operations (in thousands):

                                         For the year       For the seven
                                             ended           months ended
                                         December 31,        December 31,          For the fiscal year ended May 31,
                                                                                --------------------------------------
                                             1998                1997                   1997                1996
                                     ---------------------------------------------------------------------------------
Current tax (benefit) expense
   Federal                                        $1,723              $ 621                 $2,583             $    94
   Foreign operations                                  -                 27                   (320)               (315)
   State                                             386                134                    292                  26
Deferred tax (benefit) expense
   Federal                                           371               (680)                 2,048              (1,676)
   Foreign operations                                  -                  -                      -              (6,295)
   State                                              83               (146)                   432                (357)
                                     ---------------------------------------------------------------------------------
                                                  $2,563              $ (44)                $5,035             $(8,523)
                                     =================================================================================

Deferred tax liabilities were composed of the following (in thousands):

                                                    December 31,
                                              1998                  1997
                                     -------------------    -----------------
Depreciation and amortization                    $(2,667)             $(2,956)
Accrued expenses                                   2,428                2,702
Other                                             (1,113)              (1,124)
                                     -------------------    -----------------
Net deferred tax liability                       $(1,352)             $(1,378)
                                     ===================    =================

A reconciliation of income tax expense (benefit) at the statutory rate to income tax expense included in the accompanying consolidated statements follows:

                                         For the year     For the seven
(In thousands, except Federal income        ended          months ended
tax rate)                                December 31,      December 31,         For the fiscal year ended May 31,
                                                                            ---------------------------------------
                                             1998              1997                  1997                1996
                                     ------------------------------------------------------------------------------
Federal income tax rate                             35%               35%                    35%                 35%

Federal taxes at statutory rate                 $2,188             $(115)                $4,144             $(7,656)
State income taxes, net of Federal
 tax benefit                                       305                (4)                   573                (982)
Other                                               70                75                    318                 115
                                     ------------------------------------------------------------------------------
Income tax expense (benefit)                    $2,563             $ (44)                $5,035             $(8,523)
                                     ==============================================================================

Cash paid for state income taxes was $687,000, $486,000, $805,000 and $165,000, for the year ended December 31, 1998, the seven months ending December 31, 1997 and the fiscal years ending May 31, 1997 and 1996, respectively. Federal income taxes were paid by Manor Care for the period ending October 31, 1996 and the fiscal year ended May 31, 1996. The Company paid Federal income taxes of $2,630,000 for the Company for the year ended December 31, 1998 and for the consolidated group (including Choice and its subsidiaries) of $5.8 million for the seven months ending December 31, 1997 and $5.5 million for the period from November 1, 1996 through May 31, 1997. At December 31, 1997, the Company had an income tax receivable of $4.3 million.

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

Following the distribution of Choice, the Company and Choice entered into a tax-sharing agreement to allocate pre-distribution tax liabilities among the Company and Choice and their respective subsidiaries. In general, the Company will be responsible for (i) filing the consolidated Federal income tax return for the Company's affiliated group (including Choice and its subsidiaries through the date of the distribution) and (ii) paying the taxes related to such returns to the applicable taxing authorities. Choice will reimburse the Company for the portion of such taxes that relates to Choice and its subsidiaries.

ACCRUED EXPENSES

Accrued expenses were as follows (in thousands):

                                                   December 31,
                                     ---------------------------------------
                                             1998                 1997
                                     -------------------   -----------------
Payroll                                          $ 5,534             $ 4,449
Taxes, other than income                           4,331               3,995
Other                                              6,354               3,566
                                                 $16,219             $12,010
                                     ===================   =================

LONG-TERM DEBT AND NOTES PAYABLE

Debt consisted of the following at December 31, 1998 and 1997 (in thousands):

                                                                December 31,
                                                  ---------------------------------------
                                                          1998                 1997
                                                  -------------------   -----------------

$80.0 million revolving credit facility with an
   average rate of 7.68% and 8.27% at December 31,
   1998 and 1997, respectively                               $ 41,000            $ 16,000
Multi-class mortgage pass-through certificates
   with a blended weighted average rate of 7.8% at
   December 31, 1998 and 1997                                 110,913             115,816
Note payable to Choice with an effective rate of
   10.60% and 8.80% at December 31, 1998 and
   1997, respectively                                         127,849             117,120
Capital lease obligations                                       1,427               1,832
                                                  -------------------   -----------------

Total indebtedness                                           $281,189            $250,768
                                                  ===================   =================

Maturities of debt at December 31, 1998 were as follows (in thousands):

Year
----
1999                                                   $  3,271
2000                                                     44,543
2001                                                      4,065
2002                                                    131,518
2003                                                      3,964
Thereafter                                               93,828
                                               ----------------
Total                                                   281,189
                                               ================

On April 23, 1997 the Company, through its indirect subsidiary First Choice Properties Corporation, completed an offering of $117.5 million multi-class mortgage pass through certificates (collectively, "the CMBS debt"). The CMBS debt, which carries a blended, weighted average interest rate of 7.8% and has a final maturity of May 5, 2012, contain customary covenants with respect to, among other things, limits on levels of indebtedness, liens, certain investments, transactions with affiliates, asset sales, mergers, consolidations, and transfers of cash to affiliates. Restricted net assets related to the CMBS debt were $31.3 million and $35.4 million as of December 31, 1998 and 1997, respectively. The Company had $2.2 million and $6.1 million in escrow at December 31, 1998 and 1997, respectively, related to the CMBS debt. The escrow, which is included in other assets, is for property taxes, insurance and capital expenditures of the properties collateralizing the CMBS debt. The CMBS debt is non-recourse and is collateralized by 36 hotels owned by the Company. The offering's net proceeds of $110 million were used to prepay a portion of a loan from Manor Care. The prepayment resulted in an extraordinary loss from early debt redemption of $1.1 million, net of taxes in the fiscal year ended May 31, 1997. During 1998, the sale of one of the collateralized hotels resulted in a prepayment of CMBS debt in the amount of $2.2 million and a prepayment penalty. This prepayment resulted in an extraordinary loss of $308,000, net of tax.

In conjunction with the April 1997 issuance of the CMBS debt, the Company entered into a series of interest rate swap agreements having a total notional principal amount of $50.0 million. The agreements were terminated concurrent with the pricing of the mortgage securities, resulting in a $862,000 gain. The gain has been deferred and is being amortized over the life of the mortgage securities as an offset to interest expense.

The Company entered into two debt facilities in October 1997 in connection with the distribution: (i) a $80.0 million revolving credit facility (the "October 1997 credit facility"); and (ii) a $115.0 million pay-in-kind note payable to Choice (the "Choice Note"). Proceeds from the new debt were used to repay the Company's remaining portion of the loan from Manor Care and the outstanding balance of revolving credit facility, and for advances previously made by Choice to the Company. The unused portion of the October 1997 credit facility will be used by the Company for working capital, capital expenditures and acquisitions.

The October 1997 credit facility includes customary financial and other covenants that will require the maintenance of certain ratios including maximum leverage, minimum net worth and interest coverage, and will restrict the Company's ability to make certain investments, repurchase stock, incur debt, and dispose of assets. Availability under the October 1997 credit facility is a function of trailing cash flow. At December 31, 1998, the Company had the full $80.0 million of availability under the October 1997 credit facility, resulting in excess borrowing capacity of $39.0 million. At the Company's option, the interest rate may be based on LIBOR, a certificate of deposit rate or an alternate base rate (as defined), plus a facility fee. The rate is determined based on the Company's consolidated leverage ratio at the time of borrowing.

The Choice Note has a maturity of five years and accrues simple interest at a rate equal to 500 basis points above the interest rate on a five-year U.S. Treasury Note, resulting in an effective rate of 8.8% through December 28, 1998. In December 1998, the Choice Note terms were amended providing that the Choice Note will accrue interest at a rate of 11.0% per annum compounded daily on principal and unpaid interest beginning on October 15, 2000. As a result of the amendment, the effective rate of the note increased to 10.6%. The Choice Note contains restrictive covenants that restrict or limit the ability of the Company to merge or consolidate with any other person or entity unless the Company is the surviving entity, or sell, assign, transfer, lease, convey or otherwise dispose of all or substantially all of the assets of the Company.

Cash paid for interest was $9.9 million, $10.7 million, $14.8 million, and $12.8 million for the year ended December 31, 1998, the seven months ended December 31, 1997 and fiscal years 1997 and 1996, respectively. At December 31, 1998, real estate property with a net book value of $138.6 million was pledged or mortgaged as collateral.

LEASES

The Company operates certain property and equipment under leases that expire at various dates through 2014. Future minimum lease payments are as follows (in thousands):

                                        Operating Leases      Capitalized Leases
                                    ---------------------------------------------
1999                                               $ 1,223                 $  497
2000                                                 1,239                    497
2001                                                 1,255                    819
2002                                                 1,108                      -
2003                                                   800
Thereafter                                          14,565                      -
                                    ---------------------------------------------
Total minimum lease payments                       $20,190                  1,813
                                    ======================
Less:  interest                                                              (386)
                                                          -----------------------
Present value of lease payments                                            $1,427
                                                          =======================

Rental expense under non-cancelable operating leases was $1.9 million, $1.9 million, $329,000 and $332,000 in the year ended December 31, 1998, the seven months ended December 31, 1997, and fiscal years 1997 and 1996, respectively. For the year ended December 31, 1998 and the seven months ended December 31, 1997, the Company paid $2.5 million and $2.9 million, respectively, to Manor Care for office rent, of which Choice reimbursed the Company $1.0 million and $1.0 million, respectively, for its portion of the total space occupied. In fiscal year 1997, the Company paid $4.5 million to Manor Care for office rent, of which Choice reimbursed the Company $4.0 million for its portion of total space occupied.

ACQUISITIONS AND DIVESTITURES

During 1998, the Company sold two hotels containing 193 rooms for $4.5 million and two parcels of unimproved land for $1.6 million. During fiscal year 1997, the Company acquired two hotels containing 324 rooms for $10.7 million and disposed of one hotel containing 153 rooms for $2.5 million. During fiscal year 1996, the Company purchased 16 hotels containing more than 1,900 rooms for $49.6 million.

In addition to the two hotels sold in 1998, the Company has thirteen hotels that are currently being marketed for sale with a carrying value of $37.1 million as of December 31, 1998. The Company anticipates the sale of the properties to be completed during 1999. In accordance with Statement of Financial Accounting Standards No. 121 ("SFAS No. 121"), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," the Company has discontinued depreciating these assets while they are held for sale, which had the effect of reducing depreciation expense in 1998 by approximately $1.3 million. In addition, SFAS No. 121 requires that assets held for sale be reported at the lower of the carrying amount or fair value less costs to sell. As the Company began actively marketing these hotels, it became apparent, given current real estate values, that certain asset carrying values exceeded sestimated fair values less costs to sell. As a result, the Company recognized a $4.0 million provision for asset impairment (included in "Provision for asset impairment and other non-recurring charges" in the Consolidated Statement of Income) in 1998 to reduce the carrying value of certain of the assets to the estimated fair value less costs to sell. The thirteen hotels held for sale reported total revenues of $19.7 million for the year ended December 31, 1998. Income from operations before interest, taxes, depreciation and amortization and allocations for corporate expenses of the thirteen hotels was $5.1 million for the year ended December 31, 1998.

DISCONTINUED OPERATIONS

The revenues, income from discontinued operations before income taxes, and net income from discontinued operations were as follows (in thousands):

                                        Seven months
                                       ended December
                                             31,                    Fiscal year ended May 31,
                                                         ----------------------------------------------
                                            1997                1997           1996           1995
                                     -----------------   ----------------------------------------------
Revenue                                       $112,286           $249,822       $227,277       $190,441
Expenses                                        84,092            189,438        189,545        159,706
                                     -----------------   ----------------------------------------------
Income from discontinued
  operations before income taxes                28,194             60,384         37,732         30,735
Income taxes                                    11,825             25,165         15,923         13,467
                                     -----------------   -----------------------------------------------
Net income from discontinued
  operations                                  $ 16,369           $ 35,219       $ 21,809       $ 17,268
                                     =================   ==============================================

Net income from discontinued operations for the seven months ended December 31, 1997 includes the results of operations of the franchising business through October 15, 1997 and costs associated with the distribution of $1.9 million (net of taxes).

COMMITMENTS AND CONTINGENCIES

The Company is a defendant in a number of lawsuits arising in the ordinary course of business. In the opinion of management and legal counsel, the ultimate outcome of such litigation will not have a material adverse effect on the Company's business, financial position, or results of operations.

PENSION, PROFIT SHARING AND INCENTIVE PLANS

Bonuses accrued for key executives of the Company under incentive compensation plans were $1.1 million, $357,000, $200,000 and $100,000 for the year ended December 31, 1998, the seven months ended December 31, 1997 and in fiscal years ended May 31, 1997 and 1996, respectively.

Employees participate in retirement plans sponsored by the Company, and prior to the Manor Care Distribution, employees participated in retirement plans sponsored by Manor Care. Costs allocated to the Company were based on the size of its payroll relative to the sponsor's payroll. Retirement costs were approximately $506,000, $217,000,

$800,000 and $583,000 for the year ended December 31, 1998, the seven months ended December 31, 1997 and fiscal years ended May 31, 1997 and 1996, respectively.

CAPITAL STOCK

On September 16, 1998, the Company's board of directors approved a plan for the Company to repurchase up to 2.5 million shares of common stock. During the year ended December 31, 1998, the Company repurchased 510,414 shares of its common stock at a total cost of $2.1 million. During the seven months ended December 31, 1997 and the fiscal year ended May 31, 1997, the Company repurchased 588,931 and 3,697,724 shares of its common stock at a total cost of $10.6 million and $53.4 million, respectively.

On February 23, 1998, the Board of Directors adopted a shareholder rights plan under which a dividend of one preferred stock purchase right will be distributed for each outstanding share of the Company's common stock to shareholders of record on April 3, 1998. Each right will, upon exercise, entitle the holder to buy 1/100th of a share of a newly issued series of junior participating preferred stock of the Company at an exercise price of $50 per share. The rights are exercisable, subject to certain exceptions, after a person or group acquires beneficial ownership of 10% or more of the Company's common stock (such a person or group, an "Acquiring Person"), or begins a tender or exchange offer that would result in a person or group becoming an Acquiring Person. The rights are non-voting and expire on January 31, 2008, unless exercised or previously redeemed by the Company for $.001 each. If the Company is involved in a merger or certain other business combinations not approved by the Board of Directors, each right will entitle its holder, other than the acquiring person or group, to purchase common stock of either the Company or the acquirer having a value of twice the exercise price of the right.

At December 31, 1998, the Company had 527,291 shares authorized under its stock option program. Stock options may be granted to officers, key employees and non-employee directors with an exercise price not less than the fair market value of the common stock on the date of grant.

Options outstanding at November 1, 1996 represent options that resulted from the Manor Care Distribution. Option activity under the above plans is as follows:

                                                    Number of Shares         Weighted
                                                                           Option Price
                                                 -----------------------------------------
Outstanding at November 1, 1996                             5,920,648                $2.83
Granted                                                       397,693                 4.93
Exercised                                                  (1,110,164)                4.20
Cancelled                                                    (259,145)                3.67
                                                 -----------------------------------------
Outstanding at May 31, 1997                                 4,949,032                 3.02
Adjustment as a result of the Distribution                 (2,687,141)
Granted                                                       552,441                 8.04
Exercised                                                    (202,386)                2.03
Cancelled                                                     (30,241)                4.94
                                                 -----------------------------------------
Outstanding at December 31, 1997                            2,581,705                 5.67
Granted                                                       442,536                 6.57
Exercised                                                     (79,414)                1.80
Cancelled                                                    (114,458)                7.29
                                                 -----------------------------------------
Outstanding at December 31, 1998                            2,830,369                $5.88
                                                 =========================================

In connection with the Distribution, the outstanding options held by current and former employees of the Company as of October 15, 1997 were redenominated in both Company and Choice stock, and the number and exercise prices of the options were adjusted based on the relative trading prices of shares of the common stock of the two companies to retain the intrinsic value of the options. The option prices for the period prior to May 31, 1997 in the table above have been adjusted for the reverse stock split.

The following table provides information on the exercise prices of options outstanding at December 31, 1998.

                                                                     Weighted Average         Number of Options
  Exercise Price     Number of Options     Weighted Average          Contractual Life             Currently
      Range             Outstanding         Exercise Price              (in years)               Exercisable
      -----             -----------         --------------              ----------               -----------
$ 1.57 to $ 2.00           166,788              $ 1.67                     1.16                     166,768
   2.01 to  3.50           331,018                2.75                     2.90                     172,086
   3.51 to  5.50           416,004                4.33                     4.73                     154,442
   5.51 to  8.50         1,805,793                7.00                     8.04                     428,766
   8.51 to 10.00           110,766                9.24                     8.73                      12,906
                         ---------                                                                  -------
                         2,830,369                                                                  934,968
                         =========                                                                  =======

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

Compensation cost for the Company's stock option plan was determined based on the fair value at the grant dates for awards under those plans. The fair value of each option grant has been estimated on the date of grant using an option-pricing model. For the year ended December 31, 1998, the seven months ended December 31, 1997 and fiscal year 1997 the Company assumed a risk free interest rate of 4.7%, 5.7% and 6.4%, respectively, expected volatility of 34.5%, 25.7% and 30.0%, respectively, a dividend yield of 0% and expected lives of ten years. The weighted average fair value per option granted during the year ended December 31, 1998, the seven months ended December 31, 1997 and fiscal year 1997 was $4.16, $4.12 and $8.35, respectively. If options had been reported as compensation expense based on their fair value pro forma, net income and earnings per share would have been as follows for the year ended December 31, 1998, the seven months ended December 31, 1997 and fiscal year 1997.

                                                            For the seven
                                   For the year ended        months ended          For the year ended
                                   December 31, 1998        December 31, 1997         May 31, 1997
                                 ------------------------------------------------------------------------
Net income:
   As reported                         $  3,380                 $ 16,085                 $ 40,880
   Pro forma                           $  2,352                 $ 15,563                 $ 40,296
Earnings per share:
   Basic, as reported                  $   0.17                 $   0.81                 $   1.96
   Basic, pro forma                    $   0.12                 $   0.78                 $   1.92
   Diluted, as reported                $   0.17                 $   0.81                 $   1.93
   Diluted, pro forma                  $   0.12                 $   0.78                 $   1.90

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

EARNINGS PER SHARE FROM CONTINUING OPERATIONS

The following table illustrates the reconciliation of income from continuing operations and number of shares used in the calculation of basic and diluted earnings per share from continuing operations.

(in thousands, except per share amounts)                                   Fiscal Year
                                                                              Ended
                                                      December 31,           May 31,
                                                          1998                 1997
                                                  ------------------   ------------------
Computation of basic earnings per share from
continuing operations:

 Income from continuing operations before
   extraordinary item                                  $     3,688           $    6,805
 Weighted average shares outstanding                        19,956               20,893
                                                       -----------           ----------
   Basic earnings per share from continuing
         operations                                    $      0.18           $     0.32
                                                       ===========           ==========

Computation of diluted earnings per share from continuing operations:

 Income from continuing operations before
    extraordinary item                                 $     3,688           $    6,805

 Weighted average share outstanding                         19,956               20,893

 Effect of dilutive securities:
    Employee stock option plan                                 320                  298
                                                       -----------           ----------

 Shares for diluted earnings per share                      20,276               21,191
                                                       -----------           ----------
   Diluted earnings per share from continuing
         operations                                    $      0.18           $     0.32
                                                       ===========           ==========

The effect of dilutive securities is computed using the treasury stock method and average market prices during the period.

Certain options to purchase common stock were not included in the computation of diluted earnings per share because the exercise price of the options exceeded the average market price of the common shares for the period. The following table summarizes such options.

                                                      December 31,       Fiscal Year
                                                          1998          Ended May 31,
                                                                            1997
                                                  ------------------------------------
Number of shares (in thousands)                            1,734                60
Weighted average exercise price                         $   7.28           $  5.20

Earnings per common share is computed by dividing net income by the weighted average number of common shares outstanding. The weighted average number of common shares outstanding is after giving effect to the one for three reverse stock split and is based on Manor Care's weighted average number of outstanding common shares for the period prior to November 1, 1996 and the Company's own shares and stock options outstanding subsequent to November 1, 1996. Because the Company's continuing operations had a net loss for the seven months ended December 31, 1997, diluted earnings per share was not calculated as any potentially dilutive securities would have an anti-dilutive effect on earnings per share from continuing operations. No diluted earnings per share is presented for fiscal year 1996 as the Company had no stock options or other dilutive securities outstanding prior to the Manor Care Distribution.

RELATIONSHIP WITH MANOR CARE

The Company entered into various agreements in connection with the Manor Care Distribution which provide, among other things, that (i) Manor Care is responsible for filing and paying the related taxes on consolidated Federal tax returns and consolidated or combined state tax returns for itself and any of its affiliates (including the Company and Choice) for the periods of time that the affiliates were members of the consolidated group, (ii) the Company would reimburse Manor Care for the portion of such taxes that relates to the Company and its subsidiaries, (iii) Manor Care would lease office space to the Company in Silver Spring and Gaithersburg, Maryland, (iv) the Company would enter into a loan agreement with Manor Care for $225.7 million previously advanced at an interest rate of 9%, and (v) Manor Care would provide certain corporate and consulting services to the Company.

For the year ended December 31, 1998, the seven months ended December 31, 1997 and the fiscal year ended May 31, 1997, the Company incurred $1.3 million, $1.9 million and $525,000, respectively, in rent expense for office space leased from Manor Care, $0, $1.2 million and $12.4 million, respectively, in interest expense on the loan that was repaid in October 1997, and $2.0 million, $1.4 million and $2.1 million, respectively, in corporate expense for corporate services provided by Manor Care.

In February 1999, the Company entered into a release agreement with Manor Care which effectively terminated all inter-company service, consulting and lease agreements.

RELATIONSHIP WITH CHOICE HOTELS INTERNATIONAL, INC.

For purposes of providing an orderly transition after the distribution, the Company and Choice entered into various agreements, including, among others, a Distribution Agreement, a Tax Sharing Agreement, a Corporate Services Agreement and an Employee Benefits Allocation Agreement. Effective as of October 15, 1997, these agreements provide, among other things, that the Company (i) would receive and/or provide certain corporate and support services, such as accounting, tax and computer systems support, (ii) would adjust outstanding options to purchase shares of Company common stock held by Company employees, Choice employees, and employees of Manor Care, (iii) is responsible for filing and paying the related taxes on consolidated Federal tax returns and consolidated or combined state tax returns for itself and any of its affiliates (including Choice) for the periods of time that the affiliates were members of the consolidated group, (iv) would be reimbursed by Choice for the portion of income taxes paid that relate to Choice and its subsidiaries, (v) would enter into a five-year loan agreement with Choice for $115.0 million at an interest rate of 500 basis points over the interest rate of a five-year U.S. Treasury Note, and (vi) guarantees that Choice would, at the date of distribution, have a specified level of net worth. At December 31, 1997, approximately $25 million of liabilities were due to Choice that related to the net worth guarantee. This liability related to the net worth guarantee and the reimbursement of various expenses subsequent to the distribution date.

On December 28, 1998, the Company and Choice entered into an agreement to amend a prior strategic alliance agreement and amend the Choice Note. The amendment provided for, among other things, (i) the elimination of the Company's option to purchase the MainStay Suites Hotel system from Choice in exchange for the satisfaction of $16.5 million of the remaining $19.5 million payable to Choice;
(ii) waiver of liquidated damage provisions on all franchising agreements entered into prior to December 28, 1998 (excluding MainStay Suites or Sleep
Inns) and limitation of liquidated damages on all other franchise agreements to $100,000; (iii) commitment by the Company to develop a total of 25 MainStay Suites hotels by October 2001, and; (iv) an increase in the effective interest rate of the Note during its final two years. In conjunction with this agreement, the Company paid the remaining $3.0 million due to Choice for the net worth guarantee. The satisfaction of the Choice payable, net of tax, is reflected as a credit to equity as an adjustment to the accounting for the Distribution.

The Company operates substantially all of its hotels pursuant to franchise agreements with Choice. Total fees paid to Choice included in the accompanying financial statements for franchising marketing, reservation and royalty fees are $11.5 million, $6.2 million, $9.5 million and $7.5 million for the year ended December 31, 1998, the seven months ended December 31, 1997 and the fiscal years ended May 31, 1997 and 1996, respectively.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The balance sheet carrying amount of cash and cash equivalents and receivables approximate fair value due to the short term nature of these items. Mortgages and other long-term debt consist of bank loans and mortgages. The interest rate on the October 1997 credit facility adjusts frequently based on market rates; accordingly, the carrying amount is equivalent to fair value. At December 31, 1998, the fair value of the Choice Note and the mortgage securities is $132.7 million and $106.9 million, respectively, based on rates for similarly structured instruments. At December 31, 1997, the carrying amount of the Choice note and the mortgage securities approximated fair value.

PROVISION FOR ASSET IMPAIRMENT AND OTHER NON-RECURRING CHARGES

The Company recognized a provision for asset impairment and other non-recurring charges of $4.3 million (pre-tax) in the year ended December 31, 1998. Included in the provision is a $4.0 million in asset impairment charge related to certain hotels held for sale and $300,000 in non-recurring charges. Non-recurring charges includes a restructuring charge of $146,000 to account for a reduction in force at the Company's corporate headquarters. The restructuring charge includes transition pay and benefits of the twelve employees terminated. Benefits totaling $109,000 have been paid and charged against the liability through December 31, 1998.

Included in the provision for asset impairment and other non-recurring charges in the seven months ended December 31, 1997 are non-recurring loss provisions totaling $5.1 million (pretax). This loss provision was recorded in December 1997 in order to reserve $2.1 million of previously capitalized costs and future payment obligations related to a data processing services agreement and computer system which was replaced in 1998, to accrue the estimated cost of $1.0 million of future lease costs associated with space the Company has vacated, and to reserve $2.0 million for future obligations related to an agreement expiring in May 1999, for services which the Company will no longer utilize and, therefore, have no future benefits. The service and lease agreements are with Manor Care and Choice and were entered into in conjunction with the distribution and the Manor Care Distribution.

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

GEOGRAPHIC AND BUSINESS SEGMENT INFORMATION

The Company operates in one business segment, hotel ownership. The Company's hotels are operated under Choice Hotels International, Inc. brands, contain an average of 140 rooms, and supply other amenities such as meeting space; a variety of restaurants and lounges, gifts shops and swimming pools. They are typically located in suburban locations. The Company evaluates the performance of its segment based primarily on operating profit before depreciation, corporate expenses, and interest expense.

     The following table presents segmented financial information, (in thousands):

                                                                      For the year ended December 31, 1998
                                                       -------------------------------------------------------------------
                                                           Hotels           Corporate & Other        Consolidated
                                                       -------------------------------------------------------------------
Revenues..........................................           $  203,822        $    274               $  204,096
Operating income..................................               33,392          (6,629)                  26,763
Interest expense..................................                    -          20,512                   20,512
Depreciation and amortization.....................                    -          27,227                   27,227
Capital expenditures..............................                    -          60,720                   60,720
Total assets......................................              419,661           2,850                  422,511

                                                                      For the Seven Months Ended December 31, 1997
                                                       -------------------------------------------------------------------
                                                           Hotels           Corporate & Other        Consolidated
                                                       -------------------------------------------------------------------
Revenues..........................................           $  113,251        $  1,302               $  114,553
Operating income..................................               18,067          (8,257)                   9,810
Interest expense..................................                    -          10,138                   10,138
Depreciation and amortization.....................                    -          14,246                   14,246
Capital expenditures..............................                    -          61,460                   61,460
Total assets......................................              397,527           3,456                  400,983

                                                                      For the Fiscal Year Ended May 31, 1997
                                                       -------------------------------------------------------------------
                                                           Hotels           Corporate & Other        Consolidated
                                                       -------------------------------------------------------------------
Revenues..........................................           $  184,707        $  1,046               $  185,753
Operating income..................................               27,072             659                   27,731
Interest expense..................................                    -          15,891                   15,891
Depreciation and amortization.....................                    -          20,632                   20,632
Capital expenditures..............................                    -          75,523                   75,523
Total assets......................................              424,033           2,396                  426,429

         There were no intercompany sales between the properties and the Company. The following table presents revenues and long-lived assets for each of the geographical areas in which the Company operates (in thousands):

                                                   For the Year             For the Seven Months Ended    For the Fiscal Year Ended
                                              Ended December 31, 1998          December 31, 1997                   May 31, 1997
                                              -------------------------------------------------------------------------------------
                                                             Long-lived                    Long-lived                  Long-lived
                                              Revenues         assets        Revenues        assets       Revenues       assets
                                              -------------------------------------------------------------------------------------
Unites States...............                   $ 204,096     $  400,145      $  107,574    $  371,305     $  168,016   $ 321,119
International...............                           -              -           6,979             -         17,737      17,300
                                               ---------     ----------      ----------    ----------     ----------   ---------
  Total.....................                   $ 204,096     $  400,145      $  114,553    $  371,305     $  185,753   $ 338,419
                                              ==========     ==========      ==========    ==========     ==========   =========

SUMMARY OF QUARTERLY RESULTS (UNAUDITED)

QUARTERS ENDED (IN
THOUSANDS, EXCEPT PER                         OPERATING        NET          BASIC       DILUTED
SHARE DATA)                REVENUES (1)      INCOME (2,3)     INCOME        EPS (4)     EPS (4)
                           ------------------------------------------------------------------------
1998
March 31, 1998               $ 46,139           $  6,167       $    708        $ 0.04     $ 0.03
June 30, 1998                  54,440              9,194          2,358          0.12       0.12
September 30, 1998             56,320              6,237            448          0.02       0.02
December 31, 1998              47,197              5,165           (134)        (0.01)     (0.01)

SEVEN MONTHS ENDED
DECEMBER 31, 1997
August 31, 1997              $ 54,098           $ 11,368       $ 16,115        $ 0.80     $ 0.80
November 30, 1997              48,169              5,510          5,503          0.28       0.27

FISCAL 1997
November 30, 1996            $ 44,950           $  4,822       $ 10,615        $ 0.51     $ 0.50
February 28, 1997              39,703              2,263          3,448          0.16       0.16
May 31, 1997                   51,447              9,920         11,420          0.56       0.55

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

PART III

ITEM 10.       DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

               The name, age, title present principal occupation, business address and other material occupations, positions, offices and employment of each of the Company's executive directors are set forth below. The business address of each director is 10770 Columbia Pike, Silver Spring, Maryland 20901.

                NAME                    Age              Position
                ----                    ---              -------
Stewart Bainum, Jr..................     53       Chairman of the Board of Directors
Frederic V. Malek...................     62       Director
Paul A. Gould.......................     53       Director
Carole Y. Prest.....................     47       Director
Keith B. Pitts......................     41       Director
Christine A. Shreve.................     41       Director
Donald J. Landry....................     50       Chief Executive Officer and Vice Chairman

     Stewart Bainum, Jr. Chairman of the Board of the Company from November 1996 to July 1998 and since December 1998; a member of the Board of the Company's predecessors from 1982 to July 1998; Chairman of the Board of Choice from March 1987 to November 1996 and since October 1997; Chairman of the Board of HCR/Manor Care since September 1998; Chairman of the Board and Chief Executive Officer of Manor Care and Manor Care Health Services, Inc. ("MCHS") March 1987 to September 1998, Chief Executive Officer of Manor Care since March 1987 and President since June 1989; Vice Chairman of the Board of Vitalink Pharmacy Services, Inc. ("Vitalink") since December 1994; Vice Chairman of the Board of Manor Care and subsidiaries from June 198 to March 1987; Director of Manor C are since August 1981, of Vitalink since September 1991 and of MCHS since 1976; President of MCHS from May 1990 to May 1991; Chairman of the Board and Chief Executive Officer of Vitalink from September 1991 to February 1995 and President and Chief Executive Officer from March 1987 to September 1991.

     Frederic V. Malek. Member of the Board of the Company since November 1996. Chairman of Thayer Capital Partners since March 1993; Co-Chairman of CB Commercial Real Estate group, Inc. from April 1989 to October 1996; Champaign Manager for Bush-Quayle '92 from January 1992 to November 1992; Vice Chairman of NWA, Inc. (airlines), July 1990 to December 1991; Director: American Management Systems, Inc., Automatic Data Processing Corp., CB Commercial Real Estate Group, Inc., Choice Hotels International, Inc., Northwest Airlines and various Paine Webber mutual funds.

     Paul A. Gould. Member of the Board of the Company since November 1996. Managing Director of Allen & Company Incorporated (investment banking firm) for over five years and other positions at Allen Company Incorporated since 1973.
Director: Telecommunications International, Inc.,: Ascent Entertainment Group; United Video Satellite Group, Inc.: and National Patent Development Corporation; Board of Trustees of The New School, The Hackley School and The Holderness School.

     Carole Y Prest. Member of the Board of the Company since November 1997. Vice President, Corporate Strategic Planning of Manor Care since September 1995; Vice President and General Manager and various other positions at Gen Rad, Inc. from May 1985 to 1994.

     Keith B. Pitts. Member of the Board of the Company since November 1997. Chairman and Chief Executive Officer of the Mariner Post-Acute Network, Inc. since November 1997; Consultant to Apollo from August 1997 to November 1997; Consultant to Tenant Healthcare Corp. ("Tenant") from February 1997 to August 1997; Executive Vice President and Chief Executive Financial Officer of orNda HealthCorp from August 1992 until its merger with Tenet in January 1997.
Director: Mariner Post-Acute Network, Inc.

     Christine A. Shreve. Member of the Board of the Company since June 1998. President, Shreve, Bowersox, P.C. since 1992.

     Donald J. Landry. Chief Executive Officer and Vice Chairman of the Company since October 1997; President of the Company from January 1995 to October 197; President of Manor Care Hotel Division ("MCHD") from March 1992 to November 1996; various executive positions with Richfield Hotel Management, Inc. ("RHM") and its predecessors for more than 16 years, including President of MHM Corporation.

     The required information on executive officers is set forth in Part I of this Form 10-K under an unnumbered item captioned "Executive Officers of Sunburst Hospitality Corporation."

ITEM 11.       EXECUTIVE COMPENSATION.

                            EXECUTIVE COMPENSATION

                                        Summary Compensation Table
                                          ANNUAL COMPENSATION(1)                     LONG-TERM COMPENSATION
                                          ----------------------                     ----------------------
                                         Fiscal                                                Restricted Stock
     Name and Principal Position         Year(1)    Salary         Bonus         Other          Awards ($)(2)
     ---------------------------         -------    ------         -----         -----          -------------
Stewart Bainum, Jr. (5)                    1998           0                       (6)                    --
Chairman                                   1997A    148,310        47,683         (6)                    --
                                           1997B    656,357       388,520         (6)                    --

Donald J. Landry (8)                       1998     424,463       198,533                         95,077.85
Vice Chairman and Chief                    1997A    421,975       200,508
 Executive Officer                         1997B    404,250       200,508         (6)                    --


James A. MacCutcheon (11)                  1998     322,980,      141,196                         52,542.01
Executive Vice President,                  1997A    312,900        52,263                                --
Chief Financial Officer & Treasurer        1997B    313,578       158,953         (6)                    --

Antonio DiRico                             1998     259,500       100,120                         35,194.56
President                                  1997A    259,499        86,524                                --
                                           1997B    196,200        86,584         (6)                    --

Kevin D. Hanley                            1998     175,000        51,594                         27,750.79
Senior Vice President                      1997A    174,999        84,452         (6)                    --
Real Estate Development                    1997B    144,890        51,776         (6)                    --

Gregory Miller                             1998     158,350.34     66,538.92      (6)             20,297.20
Senior Vice President                      1997A         --            --                                --
Human Resources                            1997B         --            --                                --

Douglas H. Verner                          1998     117,691.68(18) 12,326.09  76,660.70(19)        7,610.32
Senior Vice President                      1997A         --            --                                --
General Counsel & Secretary                1997B         --            --                                --

                                             Stock Option           All Other
     Name and Principal Position             Shares (#)(3)       Compensation (4)
     ---------------------------             -------------       ----------------
Stewart Bainum, Jr. (5)                                 --                 --
Chairman                                                --                 --
                                                    60,000  (7)            --

Donald J. Landry (8)                               110,000             19,631
Vice Chairman and Chief                            106,000  (9)         6,035
Executive Officer                                  100,000 (10)         6,035


James A. MacCutcheon (11)                           50,000             20,304
Executive Vice President,                           46,500 (12)        18,682
Chief Financial Officer & Treasurer                 67,500 (13)        18,682

Antonio DiRico                                      65,000              8,360
President                                           80,600 (14)         3,043
                                                    25,000 (15)         3,043

Kevin D. Hanley                                     45,000                 --
Senior Vice President                               51,200 (16)            --
Real Estate Development                              2,727 (17)            --

Gregory Miller                                      20,000              7,110
Senior Vice President                                   --                 --
Human Resources                                         --                 --

Douglas H. Verner                                   45,036                 --
Senior Vice President                                  --                  --
General Counsel & Secretary                            --                  --


(1) On September 16, 1997, the Company changed its fiscal year end on May 31 to December 31. Accordingly, the summary compensation information presented is for the twelve months ended December 31, 1997 ("1997A"), the fiscal year ended May 31, 1997 ("1997B"). Summary compensation data paid to the Named Officers during the period between January 1, 1997 and May 31, 1997 is reflected in each of the 1997A and 1997B periods.

(2) On June 29, 1998, the Company issued restricted stock to officers in lieu of merit increases for calendar year 1998. The restricted stock vest over three (3) years.

(3) For all of the Named Officers, except for Mr. MacCutcheon the grants in 1997B represent options to purchase shares of Manor Care common stock. In connection with the Manor Care Spin-off, the options to purchase Manor Care common stock were converted, in some cases 100%, to options to purchase Company common stock. For Mr. MacCutcheon and with respect to grants in 1997B and or all of the Named Officers with respect to grants in 1997A, represents options to acquire shares of Company common stock. In connection with the Spin-off, the options to purchase Company common stock were converted to successor options to purchase Company common stock and Choice common stock. In all cases, however, the exercise prices were adjusted to maintain the same financial value to the option holder before and after the Manor Care Spin-off and the Choice Spin-off.

(4) Represents amounts contributed by the Company for 1998, 1997A and 1997B under their respective 401(k) Plan and Non-Qualified Savings Plan, which provide retirement and other benefits to eligible employees, including the Named Officers. The value of the amounts contributed in stock by the Company for 1998, 1997A and 1997B under the 401(k) Plan and Non-qualified Savings Plan, respectively, for the Named Offices were as follows: Mr. Landry, $19,631.91, $2,375 and $3,660; Mr. MacCutcheon, $20,304.00, $6,240
     and $12,443; Mr. DiRico, $8,360.15, $966 and $2,077; and Mr. Miller
     $7,110.37.

(5) For part of 1998 and 1997B, Mr. Bainum, Jr. was the Chairman and Chief Executive Officer of Manor Care and the Company. The compensation reflected here for 1997B is the total compensation received for services rendered to both Manor Care and Company. Nineteen Hundred and ninety-seven A (1997A), represents the amount of compensation paid solely by the Company.

(6) The value of perquisites and other compensation does not exceed the lesser of $50,000 or 10% of the amount of annual salary and bonus paid as to any of the Named Officers.

(7) In connection with the Spin-off, these options were converted on a pro rata basis into options to acquire 20,000 shares of Company common stock at an exercise price of $7.1894 and 60,000 shares of Choice at an exercise price of $12.1130.

(8) Mr. Landry was appointed Vice Chairman and Chief Executive Officer upon the Spin-off. Prior to the Spin-off, he was President of the Company.

(9) In connection with the Spin-off, these options were converted into options to purchase 124,631 shares of Company common stock at an exercise price of $7.8815 and 53,000 shares of Choice common stock at an exercise price of $13.2791.

(10) In connection with the Spin-off, these options were converted into options to purchase 291,795 shares of Company common stock at an exercise price of $7.1894 and 153,497 shares of Choice common stock at an exercise price of $12.113.

(11) For 1996 and part of 1997B, Mr. MacCutcheon was Senior Vice President, Chief Financial Officer and Treasurer of Manor Care and the Company. On November 1, 1996, Mr. MacCutcheon resigned from Manor Care and assumed the position of Executive Vice President, Chief Financial Officer and Treasurer of the Company. The compensation reflected for 1996 and 1997B are total compensation received for services rendered to both Manor Care and the Company. For the period of 1997B after the Manor Care Spin-off, the amount of compensation paid solely by the Company was 209,052 for salary and $103,690 for bonus. In connection with the Spin-off, the Company and Choice entered into a Consulting Agreement whereby Choice would reimburse the Company for 30% of Mr. MacCutcheon's base salary and bonus from October 15, 1997 through November 1, 2001. See "Certain Relationships and Related Transactions."

(12) In connection with the Spin-off, these options were converted into options to purchase 54,673 shares of Company common stock at an exercise price of $7.835 and 23,250 shares of Choice common stock at an exercise price of $13.2008.

(13) In connection with the Spin-off, these options were converted into options to purchase 138,806 shares of Company common stock at an exercise price of $6.884, 47,082 shares of Company common stock at an exercise price of $7.1894, 30,308 shares of Choice at an exercise price of $11.5986 and 15,642 shares of Choice common stock at an exercise price of $12.113.

(14) In connection with the Spin-off, these options were converted into options to purchase 111,739 shares of Company common stock at an exercise price of $7.835 and 30,225 shares of Choice common stock at an exercise price of $13.2008.

(15) In connection with the Spin-off, these options were converted into options to purchase 82,498 shares of Company common stock at an exercise price of $7.1894 and 32,706 shares of Choice common stock at an exercise price of $12.113.

(16) In connection with the Spin-off, these options were converted into options to purchase 70,981 shares of Company common stock at an exercise price of $7.835 and 19,200 shares of Choice common stock at an exercise price of $13.2008.

(17) In connection with the Spin-off, these options were converted into options to purchase 3,779 shares of Company common stock at an exercise price of $7.1894 and 1,024 shares of Choice common stock at an exercise price of $12.113.

(18) Mr. Verner joined Sunburst in March 1998 as Senior Vice President, General Counsel and Secretary. On an annualized basis, his base salary is $150,000 per year.

(19) Other compensation for Mr. Verner is reimbursement of relocation expenses.


STOCK OPTIONS

The following tables set forth certain information at December 31, 1998 and for the twelve months then ended concerning options to purchase Company common stock granted to Named Officers. All common stock figures and exercise prices have been adjusted to reflect stock dividends and stock splits effective in prior fiscal years. With the Choice Spin-off, existing Company stock options were subject to certain adjustments or conversions into options to purchase shares of Company common stock and Choice common stock. The table below represents the options grants on a post-conversion basis.

                          STOCK OPTION GRANTS IN 1998

                                                                        Individual Grants
                                                                        -----------------
                                                           Percentage of                                       Rate of Stock Price
                                               Number of   Total Options                                        Appreciation for
                                               Options     Granted to all      Exercise Base     Expiration      Option Term (1)
                                                                                                                 ---------------
          Name                                 Granted     Employees in 1998   Price Per Share   Date          5%(2)       10%(3)
          -----                                -------     -----------------   ---------------   ----------    -----       ------
          Stewart Bainum, Jr..........               0            --                  --                --           --          --
          Donald J. Landry (4)........          10,000          25.6%           $  6.406           6/29/08    $ 443,157  $1,123,045
          James A. MacCutcheon (4)....          50,000          11.5%              6.406           6/29/08      201,435     510,475
          Antonio DiRico (4)..........          65,000          15.1%              6.406           6/29/08      261,866     663,618
          Kevin P. Hanley (4).........          45,000          10.4%              6.406           6/29/08      181,292     459,428
          Gregory Miller (4)..........          20,000           4.6%              6.406           6/29/08       80,574     204,190
          Douglas Verner (4)..........          35,036          10.4%              8.759           3/31/08      192,798     489,089
                                                10,000                             6.406           6/29/08       40,287     102,095

(1) The dollar amounts under these columns are the result of calculations at the 5% and 10% rates set by the Securities and Exchange Commission and therefore are not intended to forecast future possible appreciation, if any, of the stock price. Since options are granted at market price, a zero percent gain in the stock price will result in no realizable value to the optionees.
(2) A 5% per year appreciation in stock price from $6.406 per share yields $10.437 and from $8.759 per share yields $14.2675.
(3) A 10% per year appreciation in stock price from $6.406 per share yields $16.6155 and from $8.759 per share yields $22.7186.
(4) The options granted to the officers vest at the rate of 20% per year on the first through the fifth anniversaries of the date of the stock option grant.

                      AGGREGATED OPTION EXERCISES IN 1998
                           AND YEAR-END OPTION VALUES

                                                             Shares                      Number of Unexercised Options at
                                                           Acquired on       Value          Options at December 31, 1998
                                                                                            ----------------------------
                                                            Exercise        Realized     Exercisable        Unexercisable
                                                            --------        --------     -----------        -------------
                          Name                                 #               $              #                   #
                          ----                                ---             ---            ---                 ---
          Stewart Bainum, Jr...........................                                           83,889             36,112
          Donald J. Landry.............................                                          233,605            707,962
          James A. MacCutcheon.........................                                          181,595            310,332
          Antonio DiRico...............................                                           66,595            239,230
          Kevin P. Hanley..............................                                           15,707            104,053
          Gregory Miller...............................                                           10,739             62,953
          Douglas H. Verner............................                                                -             45,036

                                                                Value of Unexercised in-the-money
                                                                  Options at December 31, 1998
                                                                  ----------------------------
                          Name                                Exercisable           Unexercisable
                          ----                                -----------           -------------
          Stewart Bainum, Jr...........................        126,381.38               8,811.35
          Donald J. Landry.............................         96,294.03             238,468.96
          James A. MacCutcheon.........................         92,639.01              41,629.29
          Antonio DiRico...............................          2,513.98               4,154.01
          Kevin P. Hanley..............................                 -                      -
          Gregory Miller...............................                 -                      -
          Douglas H. Verner............................                 -                      -

(1) The closing prices of Company common stock and Choice's common stock as reported by the New York Stock Exchange on December 31, 1998 was $4.25.
     The value is calculated on the basis of the difference between the option exercise price and such closing price multiplied by the number of shares of Company common stock underlying the option.

EMPLOYMENT AGREEMENTS

On October 15, 1997, the Company amended and restated an employment agreement with Stewart Bainum, Jr., providing for Mr. Bainum, Jr.'s employment as Chairman of the Company's Board of Directors. The agreement had a term of three years. The Agreement terminated on July 15, 1998 when Mr. Bainum, Jr. resigned form the Board. Mr. Bainum, Jr. rejoined the Board on December 4, 1998, as a non-employee director.

The Company entered into an Employment Agreement with Donald J. Landry on June 25, 1997, effective upon the Spin-off on October 15, 1997. The agreement has a term of three years from October 15, 1997 and provides for a base salary of $424,462 per annum, subject to annual adjustments, and an annual bonus of up to 60% of his base compensation, based upon the Company's performance.

The Company entered into an Employment Agreement with James A. MacCutcheon on October 31, 1996, effective November 1, 1996. The agreement has a term of five years and provides for a base salary of $313,578 per annum, subject to annual adjustments, and an annual bonus of up to 55% of his base compensation, based upon the Company's performance.

The Company adopted an Officer Retention and Severance Plan (the "Plan") effective January 21, 1999, which provides that any officer who is terminated
(i) due to a Change of Control as that term is defined in the Second Amendment to the 1996 Long-Term Incentive Plan; (ii) without cause; or (iii) constructively through a significant reduction in compensation and responsibilities measured as of the date of the Plan and, who is not under contract with the Company, shall receive base salary for twelve months plus two weeks for each year of service with the Company and its predecessor companies, to be paid bi-weekly. Payments will be reduced by any salary earned from other employment by the officer. Any officer under contract will be covered by the terms of the individual contract.

RETIREMENT PLANS

The Company has adopted the Sunburst Hospitality Corporation Supplemental Executive Retirement Plan (the "SERP"). Participants are Senior Vice Presidents and other officers selected by the Board of Directors to participate.

Participants in the SERP receive a monthly benefit for life based upon final average salary and years of service. Final average salary is the average of the monthly base salary, excluding bonuses or commissions, earned in a 60 month period which produces the highest average out of the 120 months of employment, prior to the first occurring of the early retirement date or the normal retirement date. The nominal retirement age is 65, and participants must have a minimum of 15 years of service. Participants may retire at age 60 and may elect to receive reduced benefits commencing prior to age 65, subject to Board approval. All of the Named Officers who are participants are age 55 or younger, so that none of their compensation reported above would be included in the final average salary calculation.

Assuming that the following officers continue to be employed by the Company until they reach age 65, their credited years of service are as follows:

                                         CURRENT YEARS      YEARS OF SERVICE
               NAME OF INDIVIDUAL          OF SERVICE          AT AGE 65
               ------------------        ----------------------------------
               Donald J. Landry                7                 22
               James A. MacCutcheon           11                 30
               Antonio DiRico                  5                 25
               Kevin P. Hanley                 4                 28
               Douglas H. Verner               1                 20
               Gregory Miller                  5                 26

The table below sets forth estimated annual benefits payable upon retirement to persons in specified compensation and years of service classifications. These benefits are straight life annuity amounts, although participants have the option of selecting a joint and 50% survivor annuity or ten-year certain payments. The benefits are not subject to offset for social security and other amounts.

                          YEARS OF SERVICE/BENEFIT AS
                       PERCENTAGE OF FINAL AVERAGE SALARY
                       ----------------------------------

                                                  25 OR
          REMUNERATION                 15/15%    20/22.5%
          ------------                 ------    --------
            MORE/30%
            --------
             $ 300,000      $ 45,000   $ 67,500   $ 90,000
               350,000        52,500     78,750    105,000
               400,000        60,000     90,000    120,000
               450,000        67,500    101,250    135,000
               500,000        75,000    112,500    150,000
               600,000        90,000    135,000    180,000

In November 1996, the Company established the Sunburst Hospitality Corporation Retirement Savings and Investment Plan (the "401(k) Plan"). The 401(k) Plan is a defined contribution retirement, savings and investment plan qualified under
Section 401(a) of the Internal Revenue Code of 1986, as amended (the "Code"), and includes a cash or deferred arrangement under Section 401(k) of the Code. All employees age 21 or over and who have worked for the Company for a twelve month period during which such employee completed at least 1,000 hours will be eligible to participate. Subject to certain non-discrimination requirements, each employee will be able to contribute an amount to the 401(k) Plan on a pre-tax basis up to 15% of the employee's salary, but not more than the current Federal limit of $10,000. The Company will match contributions made by its employees subject to certain limitations. The amount of the match will be equal to a percentage of the amount of salary reduction contribution made on behalf of a participant during the plan year based upon a formula that involves the profits of the Company for the year and the number of years of service of the participant. Amounts contributed by the Company pursuant to its 401(k) Plan for Named Officers are included in the Summary Compensation Table under the column headed "All Other Compensation."

The Company also adopted the Sunburst Hospitality Corporation Non-Qualified Retirement Savings and Investment Plan ("Non-Qualified Savings Plan"). Certain select highly compensated members of management of the Company will be eligible to participate in the Non-Qualified Savings Plan. The Non-Qualified Savings Plan is structured so as to provide the participants with a pre-tax savings vehicle to the extent that pre-tax savings are limited under the 401(k) Plan as a result of various governmental regulations, such as non-discrimination testing. Amounts contributed by the Company under its Non-Qualified Savings Plan for fiscal year 1998 for the Named Officers are included in the Summary Compensation Table under the column headed "All Other Compensation."

The Company match under the 401(k) Plan and the Non-Qualified Savings Plan is limited to a maximum aggregate of 6% of the annual salary of a participant. Likewise, participant contributions under the two plans will not exceed the aggregate of 15% of the annual salary of a participant.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

              SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                                  MANAGEMENT

The following table sets forth the amount of the Company's common stock beneficially owned by (i) each director of the Company, (ii) the Company's chief executive officer and the other four most highly compensated executive officers (the "Named Officers"), (iii) all officers and directors of the Company as a group and (iv) all persons who are expected to own beneficially more than 5% of the Company's common stock, as of December 31, 1998. Unless otherwise specified, the address for each of them is 10770 Columbia Pike, Silver Spring, Maryland, 20901.

                                                                            SHARES OF
                                                                           COMMON STOCK                PERCENT OF SHARES
                       NAME OF BENEFICIAL OWNER                         BENEFICIALLY OWNED               OUTSTANDING(1)
                       ------------------------                         ------------------               --------------
     Stewart Bainum, Jr..........................................          5,330,691(2)                      27.19%
     Antonio DiRico..............................................             85,854(3)                          *
     Gregory Miller..............................................             13,881(4)                          *
     Paul A. Gould...............................................            126,038(5)                          *
     Kevin P. Hanley.............................................             19,773(6)                          *
     Donald J. Landry............................................            252,103(7)                          *
     James A. MacCutcheon........................................            188,393(8)                          *
     Frederic V. Malek...........................................              7,938(9)                          *
     Keith B. Pitts..............................................              5,318(10)                         *
     Carole Y. Prest.............................................              8,485(11)                         *
     Christine A. Shreve.........................................              5,782(12)                         *
     All Directors and Officers as a Group (12 persons)..........          7,126,943(13)                     36.35%
     Barbara Bainum..............................................          1,925,585(14)                      9.82%
     Bruce Bainum................................................          1,922,434(15)                      9.81%
     Stewart Bainum..............................................          3,484,597(16)                     17.77%
     Ronald Baron................................................          5,870,140(17)                     29.94%

___________________________________
*Less than 1% of class.

(1) Percentages are based on 19,606,006 shares outstanding on December 31, 1998 (the "Record Date") plus, for each person, the shares which would be issued assuming that such person exercises all options it holds which are exercisable on such date or become exercisable within 60 days thereafter.

(2) Includes 183,051 shares owned directly by the Stewart Bainum, Jr. Declaration of Trust dated March 13, 1996, the sole trustee and beneficiary of which is the reporting person. Also includes 1,805,920 shares owned by Bainum Associates Limited Partnership ("Bainum Associates") and 1,471,750 shares owned by MC Investments Limited Partnership ("MC Investments"), in both of which Mr. Bainum, Jr. is managing general partner with the sole right to dispose of the shares; 1,189,290 shares held directly by Realty Investment Company, Inc. ("Realty"), a real estate management and investment company in which Mr. Bainum, Jr. has shared voting authority; 593,209 shares owned by Mid Pines Associates Limited Partnership ("Mid Pines"), in which Mr. Bainum, Jr. is managing general partner and has shared voting authority and 3,533 shares owned by the Foundation for Maryland's Future, in which Mr. Bainum, Jr. is the sole director. Also includes 83,889 shares which Mr. Bainum, Jr. has the right to acquire pursuant to stock options which are presently exercisable or which become exercisable within 60 days after the Record Date, and 49 shares which Mr. Bainum, Jr. has the right to receive upon termination of his employment with Sunburst pursuant to the terms of the Non-Qualified Retirement Savings and Investment Plan ("Non- Qualified Savings Plan").

(3) Includes 3,561 shares held directly by Mr. DiRico and 3,779 shares and 11,919 shares, respectively, which Mr. DiRico has the right to receive upon termination of his employment pursuant to the terms of the Retirement Savings and Investment Plan ("401(k) Plan") and Non-Qualified Savings and Investment Plan ("Non-Qualified Plan'). Also includes 66,595 shares, which Mr. DiRico has the right to acquire pursuant to stock options which are currently exercisable or become exercisable upon 60 days of the Record Date.

(4) Includes 2,406 held directly by Mr. Miller and 164 and 572 shares, respectively, which Mr. Miller has the right to receive upon termination of his employment pursuant to the terms of the 401(k) Plan and Non-Qualified Plan. Also includes 10,739 shares which Mr. Miller has the right to acquire pursuant to stock options which are currently exercisable or become exercisable upon 60 days of the Record Date.

(5) Includes 124,079 shares held directly by Mr. Gould, 4132 shares of restricted stock granted under the Non-Employee Director Stock Compensation Plan to Mr. Gould which are not vested but which Mr. Gould has the right to vote and 1,959 shares which Mr. Gould has a right to acquire pursuant to stock options which are presently exercisable or become exercisable within 60 days of the Record Date.

(6) Includes 4,066 shares held directly by Mr. Hanley and 15,707 shares Mr. Hanley has the right to acquire pursuant to stock options which are presently exercisable or which become exercisable within 60 days after the Record Date.

(7) Includes 18,498 shares owned directly by Mr. Landry and 233,605 shares Mr. Landry has the right to acquire pursuant to stock options which are presently exercisable or which become exercisable within 60 days after the Record Date.

(8) Includes 5,000 shares owned directly by Mr. MacCutcheon and 659 and 1,167 shares, respectively, which Mr. MacCutcheon has the right to receive upon termination of his employment pursuant to the 401(k) and Non-Qualified Plan. Also includes 100 shares held by minor children. Beneficial ownership of such shares is disclaimed. Also includes 181,567 shares Mr. MacCutcheon has the right to acquire pursuant to stock options which are presently exercisable or which become exercisable within 60 days after the Record Date.

(9) Includes 1,162 shares held directly by Mr. Malek, 2,555 shares which Mr. Malek has the right to acquire pursuant to stock options which are presently exercisable or become exercisable within 60 days of the Record Date and 4,221 restricted shares granted under the Non-Employer Director Stock Compensation Plan which are not vested, but which Mr. Malek has the right to vote.

(10) Consists of 5,318 restricted shares granted under the Non-Employer Director Stock Compensation Plan which are not vested, but which Mr. Pitts has the right to vote.

(11) Includes 5,457 restricted shares granted under the Non-Employer Director Stock Compensation Plan which are not vested, but which Ms. Prest has the right to vote. Also includes 3,028 shares Ms. Prest has the right to acquire pursuant to stock options which are presently exercisable or which become exercisable within 60 days after the Record Date.

(12) Includes 1,600 shares held directly by Ms. Shreve and 4,182 restricted shares granted under the Non-Employer Director Stock Compensation Plan which are not vested, but which Ms. Shreve has the right to vote.

(13) Includes a total of 599,644 shares which the officers and directors included in the group have the right to acquire pursuant to stock options which are presently exercisable, or exercisable within 60 days of the Record Date, and a total of 4,602 shares and 13,707 shares, respectively, which such directors and officers have the right to receive upon termination of their employment with Sunburst pursuant to the terms of the 401(k) Plan and the Non-Qualified Savings Plan.

(14) Includes 34,236 shares held directly by Ms. Bainum and 415 restricted shares granted under the Non-Employer Director Stock Compensation Plan which are not vested, but which Ms. Bainum has the right to vote. Also includes 593,209 shares owned by Mid Pines, in which Ms. Bainum is a general partner and has shared voting authority, 1,189,290 shares owned by Realty in which Ms. Bainum's trust has voting stock and shared voting authority 85,000 shares owned by Vintage LP in which Ms. Bainum is a shareholder and director of the corporate general partner and has share voting authority, and 23,435 shares owned by Commonweal Foundation, in which Ms. Bainum is a Director and has shared voting authority. Ms. Bainum's address is 8737 Colesville Road, Suite 800, Silver Spring, Maryland, 20910.

(15) Includes 31,500 shares held directly by Mr. Bainum . Also includes 593,209 shares owned by Mid Pines, in which Ms. Bainum is a general partner and has shared voting authority, 1,189,290 shares owned by Realty in which Mr. Bainum's trust has voting stock and shared voting authority, 85,000 shares owned by Vintage LP in which Mr. Bainum is a shareholder and director of the corporate general partner and has shared voting authority, and 23,435 shares owned by Commonweal Foundation, in which Mr. Bainum is a Director and has shared voting authority. Mr. Bainum's address is 8737 Colesville Road, Suite 800, Silver Spring, Maryland, 20910.

(16) Includes 1,303,010 shares held directly by the Stewart Bainum Declaration of Trust, of which Mr. Bainum is the sole trustee and beneficiary, his interest in 312,308 shares owned by Bainum Associates and 387,803 shares owned by MC Investments, each of which is a limited partnership in which Mr. Bainum has ownership as a limited partner and as such has the right to acquire at any time a number of shares equal in value to the liquidation preference of his limited partnership interests; 1,189,290 shares held directly by Realty, in which Mr. Bainum and his wife have shared voting authority; and 23,435 shares held by the Commonweal Foundation of which Mr. Bainum is Chairman of the Board of Directors and has shared voting authority. Also includes 266,237 shares held by the Jane L. Bainum Declaration of Trust, the sole trustee and beneficiary of which is Mr. Bainum's wife, and 2,000 shares which Mr. Bainum has the right to acquire pursuant to stock options which are presently exercisable or which become exercisable within 60 days after the Record Date. Also includes 514 shares of restricted stock granted under the Company's Non-Employee Director Stock Compensation Plan ("Non-Employee Director Stock Compensation Plan") to Mr. Bainum which are not vested but which Mr. Bainum has the right to vote.

(17) As of October 16, 1997 based on a Schedule 13-D, as amended, filed by Mr. Baron with the Securities and Exchange Commission (the "Commission"). Mr. Baron's address is 450 Park Avenue, Suite 2800, New York, New York 10022.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

RELATIONSHIP WITH MANOR CARE

Stewart Bainum, Jr. is the Chairman of the Company's Board of Directors and of HCR Manor Care's Board of Directors.

at which the Company's principal executive offices were located (the "Silver Spring Lease"). After the Spin-off, the Company remained obligated under the Silver Spring Lease and had subleased space at 10750 Columbia Pike to Choice Hotels International, Inc. ("Choice") pursuant to a sublease. In June 1998, Manor Care sold the Silver Spring Complex and the Company enter into a new lease with the new owner. The sublease was terminated.

The Company and Manor Care also entered into (i) a sublease agreement with respect to certain office space in Gaithersburg, Maryland (the "Gaithersburg Lease") pursuant to which the Company was obligated to rent from Manor Care, certain additional space as such space became available during the 30 month period following the date of the Manor Care Spin-off. The Gaithersburg lease was terminated in February 1999. In addition, at the time of the Manor Care spin-off, the parties entered into a sublease agreement with respect to the Comfort Inn N.W., Pikesville, Maryland, pursuant to which the Company subleases the property from Manor Care on the same terms and conditions that govern Manor Care's rights and interests under the lease relating to such property.

During the twelve month period ended December 31, 1998, the Company paid to Manor Care under the Gaithersburg Lease and the Silver Spring Lease approximately $1.3 million.

CORPORATE SERVICES AGREEMENT

The Company and Manor Care entered into the Corporate Services Agreement (the "Corporate Services Agreement") which provides for the provision, by Manor Care, of certain corporate services, including administrative, accounting, systems and, for a fixed annual fee of $1.0 million, certain consulting services. The term of the Consulting Services Agreement is 30 months from November 1, 1996. The Company terminated all services except the consulting services under the Corporate Service Agreement in the first quarter of 1998. In February 1999, this Company entered into a release with Manor Care which effectively terminated the consulting services payment obligation.

TIME SHARING AGREEMENT

On October 10, 1996, the Company entered into a Time Sharing Agreement with Manor Care under which the Company had the right to use from time to time a Cessna Citation III and a Cessna Conquest I owned by Manor Care. The agreement had a term of one year with automatic renewals unless otherwise terminated. In January 1998, Manor Care gave notice that it was terminating the Time Share Agreement. During 1998, there were no charges for aircraft usage pursuant to the agreement.

RELATIONSHIP WITH CHOICE

In connection with the Choice Spin-off, the Company and Choice entered into certain agreements intended to govern the relationship between the parties after the Choice Spin-off. In addition, the Company is Choice's largest franchisee. The material terms of certain of these agreements and other arrangements, entered into between the Company and Choice, including the franchise agreements with respect to the Company's hotels, are described below.

DISTRIBUTION AGREEMENT

In connection with the Choice Spin-off, the Company and Choice entered into a Distribution Agreement which provided for, among other things, the principal corporate transactions required to effect the Choice Spin-off, the assumption by Choice of all liabilities relating to its business and the allocation between the Company and Choice of certain other liabilities, certain indemnification obligations of the Company and Choice and certain other agreements governing the relationship between the Company and Choice with respect to or in consequence of the Choice Spin-off.

Subject to certain exceptions, Choice has agreed to indemnify the Company and its subsidiaries against any loss, liability or expense incurred or suffered by the Company or its subsidiaries arising out of or related to the failure by Choice to perform or otherwise discharge liabilities allocated to and assumed by Choice under the Distribution Agreement, and the Company has agreed to indemnify Choice against any loss, liability or expense incurred or suffered by Choice arising out of or related to the failure by the Company to perform or otherwise discharge the liabilities retained by the Company under the Distribution Agreement. The foregoing cross-indemnities do not apply to indemnification for tax claims and liabilities, which are addressed in the Tax Sharing Agreement described below.

To avoid adversely affecting the intended tax consequences of the Choice Spin-off, each of Choice and the Company will agree to comply in all material respects with each representation and statement made to any taxing authority in connection with the IRS tax ruling or any other tax ruling obtained by Choice and the Company in connection with the Choice Spin-off.

Under the Distribution Agreement, each of Choice and the Company will be granted access to certain records and information in the possession of the other, and requires the retention of such information in its possession for specified periods and thereafter requires that each party give the other prior notice of its intention to dispose of such information. In addition, the Distribution Agreement provides for the allocation of shared privileges with respect to certain information and requires each of Choice and the Company to obtain the consent of the other prior to waiving any shared privilege.

In accordance with the Distribution Agreement, Choice agreed to assume and pay certain liabilities of the Company, subject to Choice maintaining a minimum net worth of $40 million, at the date of the Choice Spin-off. As of December 31, 1997, the Company reflected a $25 million receivable due to Choice on its consolidated balance sheet. In 1998, net payments of approximately $8 million were paid in cash to Choice. On December 28, 1998, the Company and Choice amended the Strategic Alliance Agreement (defined below). As part of that amendment, Choice exchanged the remaining $17 million balance in return for, among other things, the termination of the Company's option for the exclusive rights to the MainStay Suites brand and a commitment to build a total of 25 MainStay Suites.

STRATEGIC ALLIANCE AGREEMENT

At the time of the Choice Spin-off, Choice and the Company entered into a Strategic Alliance Agreement pursuant to which: (i) the Company granted a right of first refusal to Choice to franchise any lodging property that the Company develops or acquires and intends to operate under franchise; (ii) the Company has also agreed, barring a material change in market conditions, to continue to develop Sleep Inns and MainStay Suites hotels so that it will have opened a total of 14 Sleep Inns and 15 MainStay Suites hotels by October 15, 2001 (48 months of the Distribution Date); (iii) Choice has granted to the Company an option, exercisable under certain circumstances, to purchase the brand names, marks, franchise agreements and other assets of the MainStay Suites hotel system; (iv) Choice and the Company have agreed to continue to cooperate with respect to matters of mutual interest, including new product and concept testing for Choice in hotels owned by the Company; and (v) the Company has authorized Choice to negotiate with third party vendors on the Company's behalf for the purchase of certain items. The Strategic Alliance Agreement extends for a term of 20 years with rights of mutual termination on the fifth, tenth and fifteenth anniversaries.

On December 28, 1998, Choice and the Company amended the Strategic Alliance Agreement to: (i) cancel the Company's option to acquire the MainStay Suites system; (ii) eliminate liquidated damages with respect to franchise agreements entered into before December 12, 1998 (except for MainStay Suites and Sleep Inn franchise agreements); (iii) cap liquidated damages for MainStay Suites and Sleep Inn franchise agreements; (iv) change the Company's development obligations to 13 Sleep Inns and 25 MainStay Suites by October 15, 2001; and (v) provide certain other global amendments to the Company's franchise agreements.

AMENDMENT AND GUARANTY

In connection with the Choice Spin-off, Choice entered into the Amendment and Guaranty for the purpose of adding Choice as a party to certain agreements entered into between Former Choice and Manor Care in connection with the Manor Care Spin-off and adding Choice as a guarantor of certain payment obligations of the Company to Manor Care pursuant to agreements between Former Choice and Manor Care. For a discussion of the Amendment and Guaranty, see "Certain Relationships and Related Transactions--Relationship with Manor Care" and "-- Lease Agreements."

TERM NOTE

In connection with the Choice Spin-off, Choice loaned to the Company approximately $115 million which was used by the Company to repay approximately $96 million outstanding under Former Choice's credit facility and to repay that portion of the Former Choice indebtedness under Note allocated to the Company in connection with the Spin-off (approximately $37 million).

This loan is represented by a Term Note in an aggregate principal amount of $115 million (the "Term Note"). The Term Note has a maturity of five years and accrues interest at a rate equal to 500 basis points above the interest rate on a 5-year U.S. Treasury Note. The Term Note is subordinated to all senior debt of the Company and contains certain restrictive covenants comparable to those contained in the Company's senior credit facility (including restrictions on the Company's ability to make certain investments, incur debt, pay dividends, dispose of assets and create liens on its assets).

CORPORATE SERVICES AGREEMENT

The Company and Choice entered into a Corporate Service Agreement which provides that Choice will provide to the Company certain corporate support services, including human resources, accounting, tax and computer systems support, and the Company will provide to Choice certain services including asset management and accounts payable processing. As of March 31, 1999, all services provided by either party under the Corporate Services Agreement, except for human resources and tax services provided by Choice, will be terminated. During fiscal year 1998, Choice paid the Company $168,660 and the Company paid Choice $1,664,750 for services under the Corporate Services Agreement.

CONSULTING AGREEMENT

The Company and Choice entered into a Consulting Agreement in which the Company will provide consulting and advisory services to Choice related to financial issues affecting Choice. The term of the agreement commences October 15, 1997 and terminated on November 1, 2001. The Company is entitled to an annual retainer fee equal to 30% of the annual compensation (including base salary, incentive bonus and fringe benefits) paid to James A. MacCutcheon by the Company during such period. If Mr. MacCutcheon ceases to be employed by the Company, the agreement can be terminated by either party, but if terminated by Choice, then Choice shall pay the Company a termination fee equal to 30% of any amount due by the Company to Mr. MacCutcheon under his employment agreement as a result
of his separation.   During fiscal year 1998, Choice paid the Company $116,268
pursuant to the Consulting Agreement.

TAX SHARING AGREEMENT

Choice and the Company have entered into a Tax Sharing Agreement for purposes of allocating tax liabilities of Former Choice from before the Choice Spin-off among Choice and the Company and their respective subsidiaries. In general, the Company will be responsible for (i) filing consolidated federal income tax returns for the Company affiliated group and combined or consolidated state tax returns for any group that includes a member of the Company affiliated group, including in each case Choice and its subsidiaries for the periods of time that such companies were members of the applicable group and (ii) paying the taxes relating to such tax returns to the applicable taxing authorities (including any subsequent adjustments resulting from the redetermination of such tax liabilities by the applicable taxing authorities). Choice will reimburse the Company for the portion of such taxes that relates to Choice and its subsidiaries, as determined based on their hypothetical separate company income tax liabilities. Choice and the Company have agreed to cooperate with each other, and to share information, in preparing such tax returns and in dealing with other tax matters.

EMPLOYEE BENEFITS ALLOCATION AGREEMENT

In connection with the Choice Spin-off, Choice and the Company entered into an Employee Benefits and Other Employment Matters Allocation Agreement (the "Employee Benefits Allocation Agreement"). The Employee Benefits Allocation Agreement provides for the allocation subsequent to Choice Spin-off of employee benefits, as they relate to employees who remained employed by the Company or its subsidiaries ("Sunburst Employees") after the Spin-off and employees who are employed by Choice or its subsidiaries after the Spin-off ("Choice Employees"). Pursuant to the Employee Benefits Allocation Agreement, the Company will continue sponsorship of the various Sunburst profit sharing plans, stock plans and health and welfare plans with respect to Sunburst Employees. Choice has established a number of plans which allow it to provide to its employees substantially the same benefits currently provided to them as employees of the Company. The Employee Benefits Allocation Agreement provides for cross-guarantees between Choice and the Company with respect to the payment of benefits under certain plans and for cross-indemnification with respect to employment-related claim relating to prior to the Choice Spin-off.

The Employee Benefits Allocation Agreement also provided for the adjustment of outstanding options to purchase shares of Sunburst common stock held by Sunburst Employees, Choice Employees and employees of Manor Care who held such options as a result of the Manor Care Spin-off.

TRANSITIONAL SERVICE AGREEMENTS

Choice and the Company have entered into a number of agreements pursuant to which Choice provides, or will provide, certain continuing services to the Company for a transitional period. Such services will be provided on market terms and conditions. Subject to the termination provisions of the specific agreements, the Company will be free to procure such services from outside vendors or may develop an in-house capability in order to provide such services internally. The primary transitional services agreements are summarized below.

Pursuant to the Employee Benefits Administration Agreement, Choice provides certain benefits, compensation and other services. Such other services may include benefit plan administration and accounting, COBRA administration, regulatory compliance and certain fiduciary services. Pursuant to the Tax Administration Agreement, Choice provides certain sales, use, occupancy, real and personal property tax return administration, audit and appeals services for the Company.

FRANCHISE AGREEMENTS

The Clarion, Comfort, Econo Lodge, Sleep Inn, Quality, MainStay Suites and Rodeway marks are each owned by Choice. Each hotel property owned by the Company is subject to a franchise agreement between Choice and the Company, as franchisee (the "Franchise Agreements"). (The material terms of such agreements
are described below.)   Total fees paid to Choice for franchising, royalty,
marketing and reservation fees for fiscal year 1998 were $11.2 million.

TERM

Each Franchise Agreement has an initial term of 20 years, except the agreement for Tempe, Arizona which is a year to year agreement. The Franchise Agreements have varying original dates, from 1982 through 1996. Certain Franchise Agreements allow for unilateral termination by either party on the 5th, 10th, or
15th anniversary of the Franchise Agreement.   In addition, all franchise
agreements allow for early termination by Sunburst, subject to liquidated damage provisions which range from zero dollars to a maximum of $100,000 per property.

TERMINATION BY SUNBURST

The Company (except with respect to one property as described below) may terminate a Franchise Agreement if Choice defaults on its material obligations under such Franchise Agreement and fails to cure such defaults within 30 days following written notice. The Franchise Agreement with respect to the Quality Hotel--Arlington (the "Non-Standard Franchise Agreement") does not allow such a termination.

TERMINATION BY CHOICE

Choice (except with respect to the Non-Standard Franchise Agreement) may suspend or terminate a Franchise Agreement at any time, if, among other things, the Company (a) fails to submit reports when due; (b) fails to pay amounts due under such Franchise Agreement; (c) fails to pay its debts generally as they become due; or (d) receives two or more notices of default for similar reasons for any 12 month period. Choice (except with respect to the Non-Standard Franchise Agreement) may terminate a Franchise Agreement immediately upon notice to the Company if, among other things, (a) certain bankruptcy events occur with respect to the Company;
(b) the Company loses possession or the right to possession of the Property; (c) the Company breaches transfer restrictions in the related Franchise Agreement;
(d) any action is taken to dissolve or liquidate the Company; or (e) there is a threat or danger to the public health and safety in the continued operation of the Property.

The Non-Standard Franchise Agreement has termination provisions similar to those in the other Franchise Agreements. Choice may terminate the Non-Standard Franchise Agreement immediately upon notice to the Company if, among other things, (a) certain bankruptcy events occur with respect to the Company; (b) certain breaches of the related agreements are not remedied; (c) any action is taken to dissolve or liquidate the Company; or (d) legal proceedings against the Company are not dismissed within a certain period of time. Upon termination, the Franchise Agreement for the Rodeway Inn-Phoenix (Tempe) calls for Special Interest of the greater of (i) $50,000 and (ii) the sum of the previous two years of fees paid by the licensee.

FEES

The Franchise Agreements require the payment of certain fees and charges, including the following: (a) a royalty fee of between 1.93% to 5.0% of monthly gross room revenues; (b) a marketing fee of between 0.7% and 2.5% plus $0.28 per day multiplied by the specified room count; and (c) a reservation fee of 0.88% to 1.75% of monthly gross room revenues (or 1% of monthly gross room revenues plus $1.00 per room confirmed through Choice's reservation system). The marketing fee and the reservation fee are subject to reasonable increases during the term of the franchise if Choice raises such fees uniformly among all its franchisees, generally. Late payments (i) will be a breach of the Franchise Agreement and (ii) will accrue interest from the date of delinquency at a rate of 1.5% per month or portion thereof.

In December 1998, the Company and Choice entered into an amendment which provided that (i) the Company shall pay an application fee of $20,000 on all future MainStay Suites franchise agreements, and (ii) no royalties, marketing or reservation fees shall be payable for a period of two years for the next ten MainStay Suites franchise agreements entered into after the amendment.

CERTAIN COVENANTS

The Franchise Agreements impose certain affirmative obligations upon Choice including: (a) to lend the Franchisee an operations manual; (b) to utilize money collected from marketing and reservation fees to promote those aspects of the franchise business; and (c) to periodically inspect the Property. The Franchise Agreements also impose affirmative obligations upon the Company including: (a) to participate in a specified reservation system; (b) to keep and comply with the up-to-date version of Choice's rules and regulations for properly running the specified franchise; (c) to prepare monthly financial and other records; (d) to not interfere with the franchised mark(s) and Choice's rights thereto; and
(e) to maintain certain specified insurance policies.

ASSIGNMENTS

The Company is prohibited from directly or indirectly selling, assigning, transferring, conveying, pledging or mortgaging its interest in the Franchise Agreement, or any equity interest in such franchise interests without the consent of Choice except that, among other things, certain percentages of ownership interests in the Company may be transferred without Choice's consent. Choice's consent to such transfers, will not be given unless, among other things: (a) all monetary obligations due under the Franchise Agreement are paid to Choice; (b) no defaults under the Franchise Agreement remain uncured; (c) the transferee agrees in writing to upgrade the related Property to the then-current standards; and (d) the transferee agrees to remain liable for all obligations under the Franchise Agreement so transferred.

Choice is permitted to assign all or any part of its rights or obligations under the Franchise Agreements. However, the Franchise Agreements (with the exception of the Non-Standard Franchise Agreement) do not permit Choice to absolve itself from the obligations that it transfers under the Franchise Agreement. Upon the assignment of Choice's obligations under the Non-Standard Franchise Agreement, Choice will no longer be liable with respect to the obligations it so transfers.

NONCOMPETITION AGREEMENT

Choice and the Company have entered into a non-competition agreement that defines the rights and obligations with respect to certain businesses to be operated by Choice and the Company. Under the non-competition agreement, for a period of five years from the date of the Spin-off, subject to the exceptions set forth below, the Company will be prohibited from conducting any business that competes with the business operated by Former Choice transferred to Choice as part of the Spin-off ("the Choice Business"). The Company will also be prohibited from acquiring any entity conducting a business that competes with the Choice Business, with certain exceptions outlined below, unless, prior to such acquisition, the Company offers to sell such competing business to Choice on substantially the same terms and conditions; provided, however, that the Company will not be required to make such an offer to Choice where the competing business is not readily divisible from other businesses permitted to be held or acquired by the Company and the gross sales from such competing business for the 12 months prior to such acquisition do not exceed the greater of $1,000,000 (as adjusted for increases to the Consumer Price Index during the term) or 5% of gross sales of the businesses to be acquired. Subject to the foregoing, however, the non-competition agreement does not prohibit the Company from engaging in the following activities: (i) the continued operation and development of any business operated as of the date of the Spin-off by the Company and retained by the Company; (ii) any activities otherwise permitted under the Strategic Alliance Agreement; (iii) the ownership of up to 5% of the equity interests of a publicly-traded entity that competes with Choice's business; and (iv) the ownership of equity interests of any entity that competes with Choice's business, if (A) the competing business does not comprise such entity's primary business, (B) the gross sales of such entity for the prior 12 months attributable to such competing business does not exceed 20% of such entity's consolidated gross sales, and (C) neither the fair market value of, nor the value, if any, attributed by the acquisition agreement to, the competing business is in excess of $5,000,000 (as adjusted for increases to the Consumer Price Index during the term).

During the term of the non-competition agreement, subject to the exceptions set forth below, Choice will be prohibited from conducting any business that competes with the business operated by the Company and retained by Company in the Spin-off (the "Hotel Business"). Choice is also prohibited from acquiring any entity conducting a business that competes with the Hotel Business, with certain exceptions outlined below, unless, prior to such acquisition, Choice offers to sell such competing business to the Company on substantially the same terms and conditions; provided, however, that Choice will not be required to make such an offer to the Company where the competing business is not readily divisible from other business permitted to be held or acquired by Choice and the gross revenues from such competing business for the 12 months prior to such acquisition do not exceed the greater of $1,000,000 (as adjusted for increases to the Consumer Price Index during the term) or 5% of gross sales of the businesses to be acquired. Subject to the foregoing, however, the non-competition agreement will not prohibit Choice from the following activities:
(i) continued operation and development of any business operated as of the date of the Spin-off by Choice, (ii) any activities otherwise permitted under the Strategic Alliance Agreement, (iii) the ownership of up to 5% of the equity interests of a publicly-traded entity that competes with the Hotel Business,
(iv) the ownership of equity interests of any entity that competes with the Hotel Business, if (A) the competing business does not comprise such entity's primary business, (B) the gross revenue of such entity for the prior 12 months attributable to such competing business does not exceed 20% of such entity's consolidated gross sales, and (C) neither the fair market value of, nor the value, if any, attributed by the acquisition agreement to, the competing business is in excess of $5,000,000 (as adjusted for increases to the Consumer Price Index during the term).

POTENTIAL CONFLICT

The ongoing relationship between Choice and the Company resulting from the agreements and arrangements described above may potentially give rise to conflict of interest between Choice and the Company. With respect to the agreements between the parties, the potential exists for disagreements as to the quality of the services provided by the parties and as to contract compliance. Nevertheless, the Company believes that there will be sufficient mutuality of interest between the two companies to result in a mutually productive relationship.

Stewart Bainum Jr. serves as Chairman of the Boards of Directors of both the Company and Choice. Frederick V. Malek serves as a director of each of the Company and Choice. As a result of the Choice Spin-off, Messrs. Bainum,

     Jr. and Malek, as well as certain other officers and directors of the Company and Choice, also own shares and/or options or other right to acquire shares in each of the Company and Choice. Appropriate polices and procedures are followed by the Board of Directors of Choice and the Company to limit the involvement of the overlapping directors (and, if appropriate, relevant officers of such companies) in conflict situations, including requiring them to abstain from voting as directors of either Choice or the Company on certain matters which present a conflict between the two companies.


     OTHER RELATIONSHIPS

     During the twelve months ended December 31, 1998, the Company paid to Allen & Company Incorporated a total of $12,350 in brokerage commissions in connection with the repurchase of Company common stock by the Company. Paul
     A. Gould, a director of the Company, is a Managing Director of Allen & Company.


     PART IV

     ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

     (A)       LIST OF DOCUMENTS FILED AS PART OF THIS REPORT

                    1.  FINANCIAL STATEMENTS

               The Consolidated Financial Statements filed with this Form 10-K are listed in Item 8 above.

                    2.  FINANCIAL STATEMENT SCHEDULES

                    The following reports are filed herewith on the pages indicated:
                    Schedule I:  Condensed Financial Information.........................    p.
                    Schedule III:  Real Estate and Accumulated Depreciation..............    p.
                    All other schedules are not applicable.

                    3.  EXHIBITS

     3.01  Restated Certificate of Incorporation of the Registrant*
     3.02  Amendments to Restated Certificate of Incorporation
     3.03  By-laws of the Registrant*
     4.01  Common Stock certificate*
     4.02 Competitive Advance and Multi-Company Credit Facility Agreement between the Registrant and Chase Manhattan Bank dated October 15, 1997
     4.03 Subordinated Note due October 15, 2002 by the Registrant payable to Choice Hotels International, Inc.***
     4.05 Promissory Note dated April 22, 1997 by First Choice Properties Corp. in favor of QI Capital Corp. in the principal amount of $117,500,000****
     4.06 Loan Agreement dated as of April 22, 1997 by and between First Choice Properties Corp. and QI Capital Corp.****
     10.01 Distribution Agreement, dated October 31, 1996, between Manor Care, Inc. and the Registrant*
     10.02 Corporate Services Agreement between Manor Care, Inc. and the Registrant*
     10.03 Office Lease between Manor Care, Inc. and the Registrant*
     10.04 Office Lease between Manor Care, Inc. and the Registrant*
     10.05 Strategic Alliance Agreement dated as of October 15, 1997 by and between the Registrant and Choice Hotels Franchising, Inc. (renamed Choice Hotels International, Inc.)**
     10.06 Non-Competition Agreement dated as of October 15, 1997 by and between the Registrant and Choice Hotels Franchising, Inc. (renamed Choice Hotels International, Inc.)**

     10.07 Amended and Restated Agreement dated as of October 15, 1997 by and between the Registrant and Stewart A, Jr.**
     10.08  Employment Agreement between the Registrant and James A.
            MacCutcheon*
     10.09  Supplemental Executive Retirement Plan*
     10.10 Non-Employee Director Stock Option and Deferred Compensation Stock Purchase Plan*
     10.11  1996 Non-Employee Director Stock Compensation Plan*
     10.12  1996 Long-Term Incentive Plan*
     10.13  A Sublease between Manor Care, Inc. and the Registrant*
     10.14 Employee Benefits and Other Employment Matters Allocation Agreement between Manor Care, Inc. and the Registrant*
     10.15 Distribution Agreement dated as of October 15, 1997 by and between Registrant and Choice Hotels Franchising, Inc. (renamed Choice Hotels International, Inc.)**
     10.16 Employee Benefits Allocation Agreement dated as of October 15, 1997 by and between the Registrant and Choice Hotels Franchising, Inc. (renamed Choice Hotels International, Inc.**
     10.17 Employee Benefits Administration Agreement dated as of October 15, 1997 by and between the Registrant and Choice Hotels Franchising, Inc. (renamed Choice Hotels International, Inc.)**
     10.18 Tax Administration Agreement dated as of October 15, 1997 by and between the Registrant and Choice Hotels Franchising, Inc. (renamed Choice Hotels International, Inc.)
     10.19 Tax Sharing Agreement dated as of October 15, 1997 by and between the Registrant and Choice Hotels Franchising, Inc. (renamed Choice Hotels International, Inc.)**
     10.20 Office Sublease dated as of October 15, 1997 by and between the Registrant and Choice Hotels Franchising, Inc. (renamed Choice Hotels International, Inc.)**
     10.21 Corporate Services Agreement dated as of October 15, 1997 by and between the Registrant and Choice Hotels Franchising, Inc. (renamed Choice Hotels International, Inc.)**
     10.22 Omnibus Agreement and Guaranty dated as of October 15, 1997 by and among the Registrant, Choice Hotels Franchising, Inc. (renamed Choice Hotels International, Inc.) and Manor Care, Inc.**
     10.23 The Rights Agreement dated February 23, 1998 by and between the Registrant and Chase Mellon Shareholder Services, L.L.C., as Rights Agents*****
     10.24 Omnibus Amendment Agreement dated as of December 29, 1998 by and among Registrant and Choice Hotels International, Inc.******
     21.01  Subsidiaries of the Registrant
     27.01  Financial Data Schedule
     99.01 Proxy Statement dated March 23, 1998 (information incorporated by reference)

__________________

* Incorporated by reference to the Company's Registration Statement on Form 10, File No. 001-11915.
** Incorporated by reference to the Company's 8-K dated October 15, 1997, filed October 29, 1997.
*** Incorporated by reference to the Company's 8-K dated October 15, 1997, filed December 17, 1997.
**** Incorporated by reference to the Company's Registration Form 10-K for the fiscal year ended May 31, 1997, filed August 15, 1997.
***** Incorporated by reference to Company's 8-K dated February 23, 1998, filed March 11, 1998.
****** Incorporated by reference to Company's 8-K dated December 29, 1998, filed
       December 31, 1998.

(b) One report on Form 8-K was filed during the last quarter of the fiscal year ended December 31, 1998.

Form 8-K, dated December 29, 1998 and filed December 31, 1998 reporting that the Company and Choice entered into an Omnibus Amendment Agreement (the "OAA") which
(i) resolved matters relating to a debt of $19.9 million owed by the Company to Choice; (ii) eliminated the Company's option to acquire the MainStay Suites brand from Choice; (iii) limited the Company's liability for terminating Choice franchise agreements in the event of the sale or rebranding of a Company hotel; and (iv) committed the Company to open 25 MainStay Suites hotels by October 2001.

SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

     Dated: March 29, 1999             SUNBURST HOSPITALITY CORPORATION
                  --


                               By:________________________________
                                       James A. MacCutcheon
                                       Executive Vice President,
                                          Chief Financial Officer
                                          and Treasurer

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

  Signature                      Title                    Date
  ---------                      -----                    ----

____________________________
Stewart Bainum, Jr.              Chairman                 March 29, 1999
                                                                --

                                 Vice Chairman and        March 29, 1999
____________________________     Chief Executive Officer        --
Donald J. Landry

                                 Director                 March 29, 1999
____________________________                                    --
Paul A. Gould

                                 Director                 March 29, 1999
____________________________                                    --
Frederic V. Malek

                                 Director                 March 29, 1999
____________________________                                    --
Keith B. Pitts

                                 Director                 March 29, 1999
____________________________                                    --
Carole Y. Prest

                                 Director                 March 29, 1999
____________________________                                    --
Christine A. Shreve

                                 Vice President-          March 29, 1999
____________________________     Accounting and Hotel           --
Charles M. Warczak, Jr.          Systems (Chief
                                 Accounting Officer)

CONSENT OF INDEPENDENT PUBLIC ACCOUNTANTS


As independent public accountants, we hereby consent to the incorporation of our reports included in this Form 10-K, into the Company's previously filed Registration Statements File No. 333-14203, No.333-15661, No. 333-17577 and No. 333-17575.

                                                       Arthur Andersen LLP

Washington, D.C.

March 26, 1999

                        SUNBURST HOSPITALITY CORPORATION
                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT       PAGE 1 OF 4
                                 BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                       As of
                                                     --------------------------------------
                                                        December 31,          December 31,
                                                            1998                  1997
                                                     ----------------      ----------------
                             ASSETS
Real estate, net                                             $253,812              $225,893
Real estate held for sale                                       7,698                     -
Receivables, net                                                4,620                 3,896
Net investment in restricted subsidiaries                      31,342                35,439
Other assets                                                    4,914                 6,664
Cash and cash equivalents                                       3,576                 4,348
                                                     ----------------      ----------------

   TOTAL ASSETS                                              $305,962              $276,240
                                                     ================      ================

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Debt                                                         $170,292              $132,304
Accounts payable and accrued expenses                          26,981                52,202
Other liabilities                                               6,052                 2,427
                                                     ----------------      ----------------

   Total liabilities                                          203,325               186,933

STOCKHOLDERS' EQUITY

   Total stockholders' equity                                 102,637                89,307
                                                     --------------------------------------

   TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                $305,962              $276,240
                                                     ================      ================

                       SUNBURST HOSPITALITY CORPORATION
                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT      PAGE 2 OF 4
                              STATEMENTS OF INCOME
                                 (IN THOUSANDS)



                                              For the year       For the seven
                                                  ended          months ended      For the fiscal year ended May 31,
                                              December 31,       December 31,      -----------------------------------
                                                  1998               1997               1997                1996
                                         -------------------    ---------------    ---------------   -----------------
Revenues                                           $104,494            $55,487            $87,262             $ 62,467

Operating expenses                                   82,480             44,506             69,780               56,336
Provision for asset impairment and other
   non-recurring charges                              4,264              5,119                  -               24,595
Depreciation and amortization                        17,118              8,561             10,988                7,562
Interest expense                                     11,549              4,580              6,484                3,211
                                         -------------------    ---------------    ---------------   -----------------
     Total expenses                                 115,411             62,766             87,252               91,704
                                         -------------------    ---------------    ---------------   -----------------

Income before income taxes and equity
   in earnings of restricted subsidiaries           (10,917)            (7,279)                10              (29,237)
Equity in earnings of restricted                     17,168              6,951             11,830                7,363
 subsidiaries
Income tax (benefit) expense                          2,563                (44)             5,035               (8,523)
                                         -------------------    ---------------    ---------------   -----------------

Income (loss) from continuing operations              3,688               (284)             6,805              (13,351)

Income from discontinued operations, net
 of tax                                                                 16,369             35,219               21,809
                                         -------------------    ---------------    ---------------   -----------------

Net income before extraordinary item                  3,688             16,085             42,024                8,458

Extraordinary item -- loss from early
extinguishment of debt (net of tax)                     308                  -              1,144                    -
                                         -------------------    ---------------    ---------------   -----------------

Net income                                         $  3,380            $16,085            $40,880             $  8,458
                                         ===================    ===============    ===============   =================

                        SUNBURST HOSPITALITY CORPORATION
                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT       PAGE 3 OF 4
                            STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                         For the year        For the seven
                                                             ended           months ended            For the fiscal year ended
                                                         December 31,        December 31,                     May 31
                                                      ----------------    --------------------------------------------------------
                                                             1998                1997                1997                1996
                                                      ----------------    ----------------    ----------------    ----------------
Net cash provided by (utilized by)
  continuing operations                                       $ 27,411           $   2,316            $ 20,282           $  10,474
Net cash provided by discontinued operations                         -              20,876              46,724              32,645
                                                      ----------------    ----------------    ----------------    ----------------
     Net cash provided from operating activities                27,411              23,192              67,006              43,119
                                                      ----------------    ----------------    ----------------    ----------------

Cash flows from investing activities
   Investment in property and equipment, net                   (52,735)            (51,213)            (60,641)            (28,735)
   Acquisition of operating hotel                                    -                   -              (5,550)            (49,617)
   Distribution of Franchising segment                               -              (4,166)                  -                   -
                                                      ----------------    ----------------    ----------------    ----------------
        Net cash utilized by continuing operations             (52,735)            (55,379)            (66,191)            (78,352)
        Net cash utilized by discontinued operations                 -            (118,474)            (15,864)            (78,844)
                                                      ----------------    ----------------    ----------------    ----------------
        Net cash utilized by investing activities              (52,735)           (173,853)            (82,055)           (157,196)
                                                      ----------------    ----------------    ----------------    ----------------

Cash flows from financing activities
   Proceeds from mortgages and other long term debt             25,000              16,023              90,500                   -
   Principal payments of debt                                     (353)            (90,694)               (951)               (645)
   (Repayment of) proceeds from notes payable to
      Manor Care, Inc.                                               -             (37,022)                  -              27,201
   Proceeds from note payable to Choice Hotels
     International                                                   -             115,000                   -                   -
   Proceeds from issuance of common stock                          359               1,153               3,410                   -
   Purchases of treasury stock                                  (2,141)            (10,554)            (53,150)                  -
   Payable to Choice Hotels International, Inc.
  for net worth guarantee                                            -              15,000                   -                   -
  Advances from (to) restricted subsidiaries                     1,687               6,503              11,028                 (73)
  Advances (from) to Manor Care, Inc., net                           -                   -              (9,971)             73,272
                                                      ----------------    ----------------    ----------------    ----------------
        Net cash provided by continuing operations              24,552              15,409              40,866              99,755
        Net cash provided by (utilized by)
        discontinued operations                                      -             129,337             (19,730)             17,131
                                                      ----------------    ----------------    ----------------    ----------------
        Net cash utilized by financing activities               24,552             144,746              21,136             116,886
                                                      ----------------    ----------------    ----------------    ----------------

        Net change in cash and cash equivalents                   (772)             (5,915)              6,087               2,809
        Cash and cash equivalents at beginning of
          period                                                 4,348              10,263               4,176               1,367
                                                      ----------------    ----------------    ----------------    ----------------

        Cash and cash equivalents at end of period            $  3,576           $   4,348            $ 10,263           $   4,176
                                                      ================    ================    ================    ================

        Cash and cash equivalents of continuing
         operations                                           $  3,576           $   4,348            $  6,471           $   1,073
        Cash and cash equivalents of discontinued
        operations                                                   -                   -               3,792               3,103

                        SUNBURST HOSPITALITY CORPORATION
                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT       PAGE 4 OF 4
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


BASIS OF PRESENTATION

The accompanying condensed financial information of Sunburst Hospitality Corporation (the "Parent Company") presents the financial condition, results of operations and cash flows of the Parent Company with the investment in and operations of its restricted subsidiary, First Choice Properties Corporation ("First Choice') on the equity method of accounting. Pursuant of the rules and regulations of the Securities and Exchange Commission, the condensed financial statements of the registrant do not include all of the information and notes normally included with financial statements prepared in accordance with generally accepted accounting principles and the statements should therefore be read in conjunction with the Consolidated Financial Statements and Notes thereto included in this Form 10-K.

As more fully described in the notes to the Company's consolidated financial statements, the company distributed its franchising business to its shareholders on October 15, 1997 (distribution date). The accompanying condensed financial information has been stated to reflect the franchising business as discontinued operations through the distribution date.

In April 1997, First Choice, an indirect, wholly-owned subsidiary of the Parent Company, issued $117.5 million multi-class mortgage pass-through certificates (collectively, "CMBS debt"). The CMBS debt are non-recourse and collateralized by 36 hotels owned by First choice. CMBS debt carries a blended weighted average interest rate of 7.8% and have a final maturity of May 5, 2012.

The CMBS debt contains customary covenants with respect to, among other things, limits on the incurrence of debt, liens, certain investments, transactions with affiliates asset sales, mergers, and consolidations and transfer to cash to affiliates.

The accompanying condensed financial statements present the debt of First Choice as a components of net investment in restricted subsidiaries. Prior to the April 1997 issuance of the CMBS debt, the financial statements include the pushed down effect of $110 million in Manor Care notes payable, as the April 1997 proceeds of the mortgage securities were used to repay the Manor Care notes payable.

DEBT

Aggregate debt maturities at December 31, 1998, are (in thousands):


1999                                                  $    377
2000                                                    41,399
2001                                                       688
2002                                                   127,828
                                                      --------
Total                                                 $170,292
                                                      ========

DIVIDENDS

First Choice has not ever paid cash dividends to the Parent Company.

                        SUNBURST HOSPITALITY CORPORATION
                    REAL ESTATE AND ACCUMULATED DEPRECIATION         PAGE 1 OF 2
                               DECEMBER 31, 1998
                                 (IN THOUSANDS)

                                   Initial cost to Company          Subsequent                    Gross Amount at December 31, 1998
                             ----------------------------------                                  ----------------------------------
                                            Building and           Capitalized       Asset                Buildings and
Description   Encumbrances     Land         Improvements               Costs       Writedowns     Land     Improvements     Total
-----------  --------------  -------  -------------------------   --------------  ------------   ------- ---------------  ----------
All
properties,
each less
than 5% of
total          $110,913      $45,846           $210,666              $84,716        $(3,400)     $56,007    $281,821       $337,828

                   Accumulated         Date of          Date        Depreciation
Description        Depreciation      Construction     Acquired          Life
-----------       --------------    --------------   ----------   ---------------
All
properties,
each less
than 5% of
total                 $55,078          Various         Various       Various

                        SUNBURST HOSPITALITY CORPORATION
                    REAL ESTATE AND ACCUMULATED DEPRECIATION        PAGE 2 OF 2
                               DECEMBER 31, 1998
                                 (IN THOUSANDS)

(A) The change in total cost of properties for the calendar year ended December 31, 1998, the seven months ended December 31, 1997 and fiscal years ended May 31, 1997 and 1996 is as follows:


Balance at May 31, 1995                                   $192,919

      Additions:
             Acquisitions                                   52,270
             Capital expenditures                           17,599
      Deductions:
             Dispositions and other                        (10,652)
             Write-downs                                    (3,400)
                                                      ------------
Balance at May 31, 1996                                    248,736
      Additions:
             Acquisitions                                   21,278
             Capital expenditures                           16,363
             Transfers from construction-in-progress         3,831
      Deductions:
             Dispositions and other                         (7,008)
                                                      ------------
Balance at May 31, 1997                                    283,200
      Additions:
             Acquisitions                                        -
             Capital expenditures                           22,562
             Transfer from construction-in-progress         19,772
      Deductions:
             Dispositions and other                           (170)
                                                      ------------
Balance at December 31, 1997                               325,364
      Additions:
             Acquisitions                                        -
             Cap. Exp.                                       6,478
             Transfer from construction-in-progress         48,930
      Deductions:
             Dispositions and other                        (42,944)
                                                      ------------
Balance at December 31, 1998                              $337,828
                                                      ============


(B) The change in accumulated depreciation and amortization for the calendar year ended December 31, 1998, the seven months ended December 31, 1997, and fiscal years ended May 31, 1997, 1996, and 1995 is as follows:


Balance at May 31, 1995                                   $ 28,204
      Depreciation and amortization                          6,478
      Disposals                                             (4,865)
                                                      ------------
Balance at May 31, 1996                                     29,817
                                                      ------------
      Depreciation and amortization                          8,992
      Disposals                                             (2,145)
                                                      ------------
Balance at May 31, 1997                                     36,664
                                                      ------------
      Depreciation and amortization                          7,247
      Disposals                                                  -
                                                      ------------
Balance at December 31, 1997                                43,911
                                                      ------------
      Depreciation and amortization                         16,154
      Disposals                                             (4,987)
                                                      ------------
Balance at December 31, 1998                              $ 55,078
                                                      ============

(C) The write-down in fiscal year 1996 relates to impairment charges taken in accordance with Statement of Financial Accounting Standards No. 121.

(D) The total cost of properties excludes construction-in-progress and European hotels, which were distributed on October 15, 1997 with Franchising.

(E) The aggregate cost of properties for Federal income tax purposes approximates $337 million at December 31, 1998.