Form 10-K/A
period 1998-12-31
SUNBURST HOSPITALITY CORP
filed 1999-05-07
CIK 1018146

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549

                               ----------------

                               FORM 10-K/A

                       FOR ANNUAL AND TRANSITION REPORTS
                    PURSUANT TO SECTIONS 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

(Mark One)

[X]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
   ACT OF 1934 [NO FEE REQUIRED, EFFECTIVE OCTOBER 7, 1996].

For the fiscal year ended December 31, 1998

                                      OR

[_]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
   EXCHANGE ACT OF 1934 [NO FEE REQUIRED].

For the transition period from       to

                       Commission file number 001-11915

                       SUNBURST HOSPITALITY CORPORATION
            (Exact Name of Registrant as Specified in Its Charter)

              DELAWARE                                 52-1985619
    (State or Other Jurisdiction                    (I.R.S. Employer
  of Incorporation or Organization)                Identification No.)


 10770 Columbia Pike, Silver Spring,                      20901
              Maryland                                  Zip Code
   (Address of Principal Executive
              Offices)

Registrant's telephone number, including area code (301) 592-3800

Securities registered pursuant to Section 12(b) of the Act:

                                              Name of Each Exchange on
               Title of Each Class                Which Registered
               -------------------            -------------------------
      Common Stock, Par Value $.01 per share  New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:
                  ------------------------------------------
                               (Title of Class)
                  ------------------------------------------
                               (Title of Class)

  Indicate by check mark whether the registrant: (1) has filed all reports required to be filed in Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months as for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K.

  The aggregate market value of voting stock of Sunburst Hospitality Corporation held by non-affiliates was $83,325,525 as of December 31, 1998 based upon a closing price of $4.25 per share.

             APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY
                 PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

  Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes [_] No [_]

                  (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

  The number of shares outstanding of Sunburst Hospitality Corporation's common stock at December 31, 1998 was 19,606,006.

                     DOCUMENTS INCORPORATED BY REFERENCE.

  None.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

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

  The following is a list of new hotels developed by Sunburst since 1994 or under development as of March 1, 1999.

                                                                   Calendar Year
      Market                                            Brand       of Opening
      ------                                       --------------- -------------
      Dallas/Plano, TX............................ Sleep Inn           1994
      San Antonio, TX............................. Sleep Inn           1995
      Baton Rouge, LA............................. Sleep Inn           1996
      Houston/Airport, TX......................... Sleep Inn           1996
      Austin/Round Rock, TX....................... Sleep Inn           1996
      Dallas/Plano, TX............................ MainStay Suites     1996
      Raleigh, NC................................. Sleep Inn           1997
      Dallas/Arlington, TX........................ Sleep Inn           1997
      Kansas City/Airport, MO..................... Sleep Inn           1997
      Charlotte, NC............................... Sleep Inn           1997
      Rockville, MD............................... Sleep Inn           1997
      Providence/Airport, RI...................... MainStay Suites     1997
      Cincinnati/Blue Ash, OH..................... MainStay Suites     1997
      Kansas City/Airport, MO..................... MainStay Suites     1998
      Indianapolis, IN............................ MainStay Suites     1998
      Louisville, KY.............................. MainStay Suites     1998
      Greenville, SC.............................. MainStay Suites     1998
      Denver/Airport, CO.......................... Sleep Inn           1998
      Orlando/Lake Mary, FL....................... MainStay Suites     1998
      Denver/Tech Center, CO...................... MainStay Suites     1999
      Jacksonville, FL............................ MainStay Suites     1998
      Nashville, Brentwood, TN.................... MainStay Suites     1998
      Miami/Airport, FL........................... MainStay Suites     1998
      Pittsburgh/Airport, PA...................... MainStay Suites     1998
      Fishkill/Poughkeepsie, NY................... MainStay Suites     1998
      Denver/Tech Center, CO (1).................. Sleep Inn           1999
      Tempe, AZ (1)............................... MainStay Suites     1999
      Miami/Airport, FL (1)....................... Sleep Inn           1999
      Annapolis, MD (2)........................... MainStay Suites     1999
      Peabody, MA (2)............................. MainStay Suites     1999
      Raleigh, NC (2)............................. MainStay Suites     1999
      North Charleston, SC (2).................... MainStay Suites     1999
      Malvern, PA (2)............................. MainStay Suites     1999
      Secaucus, NJ (2)............................ MainStay Suites     2000

--------
(1) Hotel under construction at December 31,1998, but completed prior to March 1, 1999
(2) Hotel under construction at December 31, 1998.

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

  Sunburst anticipates that its MainStay Suites projects can produce stabilized, unleveraged pre-tax property level returns on investment of approximately 15%. This belief is supported by the Company's experience at the MainStay Suites hotels that are nearing stabilization. The belief is further supported by projections for the MainStay Suites recently opened and under construction. These projections are based on rate and occupancy forecasts generated internally by the Company and by external feasibility consultants, as well as internal operating guidelines, land cost and projected construction costs. The ultimate returns will, however, be impacted by a number of factors, including the extent of new competitive supply in each market, and there can be no assurance that projected returns will be achieved or that actual results will not differ materially. (See Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations--Forward Looking Statements, below.)

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

  The Company has sold one hotel since December 31, 1998 and currently has 12 hotels being marketed for sale. The Company anticipates closing on the sale of these hotels during 1999. The net book value of hotels held for sale at December 31, 1998 was $37.1 million.

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

                                                     Number    Number    Price
                          Brand                     of Hotels of Rooms  Segment
                          -----                     --------- -------- ---------
      Quality Suites...............................      3       345   upscale
      Comfort Suites...............................      2       232   mid-price

                             EXTENDED-STAY HOTELS

  Extended-Stay Hotels. Sunburst has 15 hotels with another 6 under construction in the extended stay segment. All are branded MainStay Suites and compete in the mid-price price segment.

                                                     Number    Number    Price
                          Brand                     of Hotels of Rooms Segments
                          -----                     --------- -------- ---------
      MainStay Suites..............................     15     1,466   mid-price

                              FULL-SERVICE HOTELS

  Full-Service Hotels. Sunburst has 16 hotels in the full-service segment. Sunburst's full-service hotels compete in the mid-price and upscale price segments. The table below identifies Sunburst's full service hotels by brand and price segment.

                                                    Number    Number    Price
                         Brand                     of Hotels of Rooms  Segment
                         -----                     --------- -------- ---------
      Clarion Hotels & Inns.......................     11     2,114   upscale
      Quality Hotel & Inns........................      5     1,327   mid-price

                            LIMITED SERVICE HOTELS

  Limited Service Hotels. Sunburst has 52 hotels in the limited service segment open. Sunburst's limited service hotel properties compete in the mid-price and economy price segments. The table below identifies Sunburst's limited service hotels by brand and price segment.

                                                    Number    Number    Price
                         Brand                     of Hotels of Rooms  Segment
                         -----                     --------- -------- ---------
      Comfort Inn.................................     29     3,914   mid-price
      Quality Inns................................      8     1,014   mid-price
      Sleep Inns..................................     13     1,448   mid-price
      Econo Lodge.................................      1       120   economy
      Rodeway Inns................................      1       101   economy

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

Item 2. Properties

  The following chart lists by market segment Sunburst's hotels at March 1, 1999:

                                                           No.        Year
                                                           of   Constructed/Last
Hotel                                     Market          Rooms Major Renovation
-----                            ------------------------ ----- ----------------
Traditional All-Suite
 Upscale
  Quality Suites Deerfield...... Fort Lauderdale, Florida  107     1991/1995
  Quality Suites................ Raleigh, North Carolina   114     1988/1994
  Quality Suites Shady Grove.... Rockville, Maryland       124     1978/1996
 Mid-Price
  Comfort Suites Haverhill...... Boston, Massachusetts     131     1989/1997
  Comfort Suites Deerfield...... Fort Lauderdale, Florida  101     1991/1995

                                                           No.        Year
                                                           of   Constructed/Last
Hotel                                 Market              Rooms Major Renovation
-----                    -------------------------------- ----- ----------------
Extended-Stay
  MainStay Suites
   Plano................ Dallas, Texas                      96          1996
  MainStay Suites
   Warwick.............. Providence, Rhode Island           94          1997
  MainStay Suites Blue
   Ash.................. Cincinnati, Ohio                  100          1997
  MainStay Suites
   Airport.............. Kansas City, Missouri              88          1998
  MainStay Suites
   Northwest............ Indianapolis, Indiana              88          1997
  MainStay Suites
   Louisville........... Louisville, Kentucky              100          1998
  MainStay Suites Tech
   Center............... Denver, Colorado                  100          1998
  MainStay Suites Lake
   Mary................. Orlando, Florida                  100          1998
  MainStay Suites South
   Pointe............... Jacksonville, Florida             100          1998
  MainStay Suites
   Greenville........... Greenville, South Carolina        100          1998
  MainStay Suites
   Brentwood............ Nashville, Tennessee              100          1998
  MainStay Suites Miami
   Springs.............. Miami Springs, Florida            100          1998
  MainStay Suites
   Fishkill............. Fishkill, New York                106          1998
  MainStay Suites
   Annapolis(2)......... Annapolis, Maryland                88          1999
  MainStay Suites
   Pittsburgh........... Pittsburgh, Pennsylvania          100          1998
  MainStay Suites
   Raleigh(2)........... Raleigh, North Carolina           100          1999
  MainStay Suites
   Tempe(1)............. Tempe, Arizona                     94          1999
  MainStay Suites
   Peabody(2)........... Peabody, Massachusetts             97          1999
  MainStay Suites King
   of Prussia(2)........ Malvern, PA                        78          1999
  MainStay Suites
   Secaucus,(2)......... Secaucus, NJ                      132          2000
  MainStay Suites N.
   Charleston(2)........ Charleston, SC                     97          2000

Full Service
 Upscale
  Clarion Hotel
   Baltimore............ Baltimore, Maryland               103     1927/1996
  Clarion Hotel
   Worthington.......... Columbus, Ohio                    232     1975/1996
  Clarion Hotel
   Richardson........... Dallas, Texas                     296     1982/1995
  Clarion on the Lake... Hot Springs, Arkansas             151     1965/1997
  Clarion Hotel Miami
   Airport.............. Miami, Florida                    103     1970/1996
  Clarion Hotel
   Hollywood Beach...... Miami-Ft. Lauderdale, Florida     309     1972/1996
  Clarion Hotel......... Mobile, Alabama                   250     1979/1994
  Clarion Hotel Virginia
   Beach................ Norfolk-Virginia Beach, Virginia  149     1985/1995
  Clarion Hotel
   Roanoke.............. Roanoke, Virginia                 148     1981/1997
  Clarion Hotel
   Springfield.......... Springfield, Missouri             199     1974/1997
  Clarion Hotel......... Charlotte, North Carolina         174     1974/1997
 Mid-Price
  Quality Inn South
   Point................ Jacksonville, Florida             184     1988/1994
  Quality Hotel
   Airport.............. Los Angeles, California           278     1971/1994
  Quality Hotel Maingate
   Anaheim(3)........... Los Angeles, California           284     1970/1995
  Quality Inn & Suites
   Hampton.............. Norfolk-Virginia Beach, Virginia  190     1972/1995
  Quality Hotel
   Arlington............ Washington, DC                    391     1962/1997

Limited Service
 Mid-Price
  Comfort Inn
   Albuquerque.......... Albuquerque, New Mexico           114     1985/1996
  Quality Inn Anderson.. Anderson, South Carolina          121     1988/1995
  Comfort Inn N.W.
   Pikesville(4)........ Baltimore, Maryland               186     1964/1994
  Comfort Inn
   University........... Baton Rouge, Louisiana            150     1972/1994
  Comfort Inn Danvers... Boston, Massachusetts             136     1972/1997
  Comfort Inn Brooklyn.. Brooklyn, New York                 67     1926/1997

                                                          No.        Year
                                                          of   Constructed/Last
Hotel                                  Market            Rooms Major Renovation
-----                        --------------------------- ----- ----------------
  Comfort Inn Canton........ Canton, Ohio                 124     1989/1994
  Comfort Inn Airport....... Charleston, South Carolina   122     1986/1994
  Comfort Inn Charlotte..... Charlotte, North Carolina    150     1985/1996
  Quality Inn & Suites--
   Crown Point.............. Charlotte, North Carolina    100     1988/1996
  Comfort Inn Middleburg
   Heights.................. Cleveland, Ohio              136          1989
  Comfort Inn College
   Station.................. College Station, Texas       114     1984/1995
  Comfort Inn Columbia...... Columbia, South Carolina      98     1987/1996
  Comfort Inn DFW Airport... Dallas-Fort Worth, Texas     152     1986/1995
  Quality Inn Plymouth...... Detroit, Michigan            123     1989/1996
  Comfort Inn Deerfield
   Beach.................... Fort Lauderdale, Florida      69     1975/1997
  Comfort Inn Hershey....... Hershey, Pennsylvania        125     1990/1997
  Comfort Inn Hilton Head... Hilton Head, South Carolina  150     1988/1996
  Quality Inn & Suites
   Indianapolis............. Indianapolis, Indiana        116     1982/1996
  Quality Inn Lincoln....... Lincoln, Nebraska            108     1969/1996
  Quality Inn & Suites
   Lumberton................ Lumberton, North Carolina    120     1974/1996
  Comfort Inn Collierville.. Memphis, Tennessee            94     1984/1996
  Comfort Inn & Suites,
   Miami Springs............ Miami, Florida               165     1970/1996
  Comfort Inn Miami
   Springs.................. Miami, Florida               110     1986/1996
  Comfort Inn Miami Beach... Miami, Florida               150     1952/1997
  Comfort Inn--Lee Road..... Orlando, Florida             145     1985/1994
  Comfort Inn--Turf
   Paradise................. Phoenix, Arizona             155     1981/1995
  Comfort Inn--North........ Phoenix, Arizona             153     1986/1997
  Comfort Inn Portland...... Portland, Maine              126     1984/1996
  Quality Inn Richmond...... Richmond, Virginia           194     1985/1997
  Quality Inn Midvalley..... Salt Lake City, Utah         132     1972/1995
  Comfort Inn by the
   Bay(3)................... San Francisco, California    135     1971/1996
  Comfort Inn Westport...... St. Louis, Missouri          170     1971/1995
  Comfort Inn Traverse
   City..................... Traverse City, Michigan       96     1989/1996
  Comfort Inn Tyson's....... Washington, DC               250     1982/1995
  Comfort Inn West Palm
   Beach.................... West Palm Beach, Florida     158     1974/1995
  Comfort Inn Wichita....... Wichita, Kansas              114     1985/1997
  Sleep Inn Round Rock...... Austin, Texas                107          1996
  Sleep Inn Six Flags....... Dallas-Fort Worth, Texas     124          1997
  Sleep Inn Baton Rouge..... Baton Rouge, Louisiana       101          1996
  Sleep Inn Plano........... Dallas, Texas                104          1994
  Sleep Inn
   Intercontinental......... Houston, Texas               107          1996
  Sleep Inn Raleigh......... Raleigh, North Carolina      107          1996
  Sleep Inn San Antonio..... San Antonio, Texas           107          1995
  Sleep Inn University...... Charlotte, North Carolina    120          1997
  Sleep Inn Airport......... Kansas City, Missouri        107          1997
  Sleep Inn Rockville....... Washington, DC               107          1997
  Sleep Inn Airport......... Denver, Colorado             119          1998
  Sleep Inn Denver Tech(1).. Denver, Colorado             119          1999
  Sleep Inn Miami
   Airport(1)............... Miami Springs, Florida       119          1999
 Economy
  Econo Lodge Tolleson...... Phoenix, Arizona             120     1988/1997
  Rodeway Inn Tempe......... Phoenix, Arizona             101          1989

--------
(1) Hotel under construction at December 31, 1998 but completed prior to March 1, 1999
(2) Hotel under construction at March 1, 1999
(3) Leased property
(4) Hotel on leased land

  The following chart shows operating statistics for all of Sunburst's owned and managed hotels presented by market segment for the four fiscal years ended May 31, 1997, the seven months ended December 31, 1997, and the twelve months ended December 31, 1998.

                                 FY 1994                  FY 1995                 FY 1996
                         -----------------------  ----------------------- -----------------------
                          ADR   Occupancy RevPAR   ADR   Occupancy RevPAR  ADR   Occupancy RevPAR
                         ------ --------- ------  ------ --------- ------ ------ --------- ------
Traditional All-Suite... $60.62   71.58%  $43.39  $58.74   61.34%  $36.03 $64.70   69.00%  $44.65
Extended-Stay...........     --      --       --      --      --       --     --      --       --
Full Service............  54.37   60.74    33.02   54.04   65.43    35.36  58.85   65.41    38.49
Limited Service.........  45.09   66.71    30.08   48.39   69.15    33.46  53.36   67.11    35.81
All Hotels..............  49.15   64.18    31.54   51.28   67.10    34.40  55.97   66.61    37.28
                                                    Seven months ended    Year ended December 31,
                                 FY 1997           December 31, 1997(1)            1998
                         -----------------------  ----------------------- -----------------------
                          ADR   Occupancy RevPAR   ADR   Occupancy RevPAR  ADR   Occupancy RevPAR
                         ------ --------- ------  ------ --------- ------ ------ --------- ------
Traditional All-Suite... $70.55   73.42%   51.80% $70.03   72.05%  $50.45 $75.27   72.65%  $54.69
Extended-Stay...........  57.09   65.55    37.42   61.57   48.64    29.95  56.03   57.17    32.04
Full Service............  63.25   67.05    42.41   65.23   66.46    43.35  67.69   66.81    45.23
Limited Service.........  56.39   69.23    39.04   59.11   68.01    40.20  59.98   67.36    40.40
All Hotels..............  59.60   68.69    40.94   61.81   67.41    41.67  62.90   66.57    41.87

--------
(1) The information provided in the table above for the seven months ended December 31, 1997 is not representative of a full fiscal year due to the seasonality of the hotel industry.

                                 Fiscal Year Ended May 31
                         --------------------------------------------
                                                         Seven Months
                                                            Ended      Year Ended
                                                         December 31, December 31,
                          1994    1995    1996    1997       1997(1)      1998
                         ------  ------  ------  ------  ------------ ------------
Number of properties,
 end of period..........     32      48      65      71         76           86
Number of rooms, end of
 period.................  5,605   7,941   9,713  10,330     10,885       11,910
Average occupancy
 percentage.............  64.18%  67.10%  66.61%  68.70%     67.41%       66.57%
Average daily room rate
 (ADR).................. $49.15  $51.28  $55.97  $59.62     $61.81       $62.90
RevPAR.................. $31.54  $34.40  $37.28  $40.96     $41.67       $41.87

--------
(1) The information provided in the table above for the seven months ended December 31, 1997 is not representative of a full fiscal year due to the seasonality of the hotel industry.

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

Name                          Age                     Position
----                          ---                     --------
Stewart Bainum, Jr...........  53 Chairman of the Board of Directors
Donald J. Landry.............  50 Vice Chairman and Chief Executive Officer
James A. MacCutcheon.........  46 Executive Vice President, Chief Financial
                                   Officer and Treasurer
Antonio DiRico...............  45 President and Chief Operating Officer
Kevin P. Hanley..............  41 Senior Vice President, Real Estate and
                                   Development
Gregory D. Miller............  44 Senior Vice President, Human Resources
Douglas H. Verner............  45 Senior Vice President, General Counsel &
                                   Secretary
Charles G. Warczak, Jr.......  51 Vice President, Finance and Systems
Pamela W. Williams...........  43 Vice President, Assistant General Counsel and
                                   Assistant Secretary

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

                                    PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters.

  The shares of Sunburst's Common Stock are listed and traded on the New York Stock Exchange. The following table sets forth the high and low sales prices of Sunburst's Common Stock since it began trading on November 4, 1996:

                                                              High     Low
                                                              ----     ----
      FISCAL YEAR ENDED MAY 31, 1997
        November 4--November 30, 1996........................ $16      $13 3/4
        Quarter ended February 28, 1997...................... 17 5/8     15
        Quarter ended May 31, 1997........................... 15 7/8    12 3/4

      TRANSITION PERIOD ENDED DECEMBER 31, 1997 (1)
        Quarter ended August 30, 1997........................ 19 5/16   15 1/2
        Quarter ended November 30, 1997 (2)
          Prior to October 15, 1997.......................... 20 3/8    18 3/4
          October 15, 1997 through November 30, 1997......... 11 5/8     9 1/8
        December 1, 1997--December 31, 1997.................. 10 1/4     8 5/8

      FISCAL YEAR ENDED DECEMBER 31, 1998
        Quarter ended March 31, 1998.........................  9 5/16    8 1/4
        Quarter ended June 30, 1998..........................   9        5 3/8
        Quarter ended September 30, 1998.....................  6 7/8      3
        Quarter ended December 31, 1998......................  4 3/4     4 7/16

--------
(1) On September 16, 1997, the Company changed its fiscal year-end from May 31 to December 31. The Company elected to continue reporting its operations pursuant to its historical fiscal quarters during the transition period ended December 31, 1997.
(2) On October 15, 1997, the Company spun off the Choice Franchising Business through a special dividend to the Company's shareholders of all of the common stock of Choice and effected a one-for-three reverse stock split. The stock prices for the quarter ended November 30, 1997 have not been adjusted to give effect to the substantially simultaneous spin-off of Choice and the reverse stock split. Accordingly, the high and low sales prices are presented for both the period prior to and after the Choice Spin-Off and the reverse stock split.

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

Item 6. Selected Financial Data

                                      For the
                                    seven months
                          Calendar     ended         For the year ended May 31
                            Year    December 31, -------------------------------------
                            1998        1997       1997      1996      1995     1994
                          --------  ------------ --------  --------  --------  -------
Statement of Income Data
REVENUES
 Rooms..................  $178,755    $100,670   $165,239  $137,001  $101,381  $66,031
 Food and beverage......    17,247       9,231     13,356    11,392     8,121    5,001
 Other..................     8,094       4,652      7,158     6,232     5,012    3,152
                          --------    --------   --------  --------  --------  -------
   Total Revenues.......   204,096     114,553    185,753   154,625   114,514   74,184
                          --------    --------   --------  --------  --------  -------
OPERATING EXPENSES
 Departmental Expenses
  Rooms.................    51,227      33,484     58,502    51,657    43,168   25,826
  Food and beverage.....    13,183       7,319     10,887     9,792     6,866    4,335
  Other.................     3,056       1,530      2,674     2,570     1,476    1,012
 Undistributed Operating
  Expenses
  Administrative and
   general..............    18,514       9,486     17,990    16,358    11,550    6,741
  Marketing.............    16,430       8,862     14,545    12,152     9,008    5,507
  Utility costs.........     9,632       5,697      8,816     7,712     5,670    3,583
  Property operation and
   maintenance..........    10,470       5,746      9,428     8,118     5,891    3,813
  Property taxes, rent
   and insurance........     9,369       5,010      6,857     6,044     3,959    2,241
  Depreciation and
   amortization.........    27,227      14,246     20,632    16,636    12,513    8,434
  Corporate.............    13,961       8,244      7,691     8,026     6,038    2,864
  Provision for asset
   impairment and other
   non-recurring
   charges..............     4,264       5,119         --    24,595        --       --
                          --------    --------   --------  --------  --------  -------
   Total operating
    expenses............   177,333     104,743    158,022   163,660   106,139   64,356
                          --------    --------   --------  --------  --------  -------
 Operating income
  (loss)................    26,763       9,810     27,731    (9,035)    8,375    9,828
                          --------    --------   --------  --------  --------  -------
 Interest expense.......    20,512      10,138     15,891    12,839     9,155    3,214
                          --------    --------   --------  --------  --------  -------
 Income (loss) from
  continuing operations
  before income taxes...     6,251        (328)    11,840   (21,874)     (780)   6,614
  Income taxes..........     2,563         (44)     5,035    (8,523)     (323)   3,000
                          --------    --------   --------  --------  --------  -------
 Income (loss) from
  continuing
  operations............     3,688        (284)     6,805   (13,351)     (457)   3,614
 Discontinued operations
  (1)...................        --      16,369     35,219    21,809    17,268    6,045
                          --------    --------   --------  --------  --------  -------
 Net income before
  extraordinary item....     3,688      16,085     42,024     8,458    16,811    9,659
 Extraordinary item--
  loss from early
  extinguishment of debt
  (net of tax benefit)..       308          --      1,144        --        --       --
                          --------    --------   --------  --------  --------  -------
 Net income.............  $  3,380    $ 16,085   $ 40,880  $  8,458  $ 16,811  $ 9,659
                          ========    ========   ========  ========  ========  =======
 Basic earnings per
  share data
 From continuing
  operations............  $   0.18    $  (0.01)  $   0.32  $  (0.64) $  (0.02) $  0.18
  From discontinued
   operations...........        --        0.82       1.69      1.05      0.83     0.30
  From extraordinary
   item.................      (.01)         --      (0.05)       --        --       --
                          --------    --------   --------  --------  --------  -------
  Net income............  $   0.17    $   0.81   $   1.96  $   0.41  $   0.81  $  0.48
                          ========    ========   ========  ========  ========  =======
 Diluted earnings per
  share data
  From continuing
   operations...........  $   0.18    $  (0.01)  $   0.32  $  (0.64) $  (0.02) $  0.18
  From discontinued
   operations...........        --        0.82       1.66      1.05      0.83     0.30
  From extraordinary
   item.................     (0.01)         --      (0.05)       --        --       --
                          --------    --------   --------  --------  --------  -------
  Net income............  $   0.17    $   0.81   $   1.93  $   0.41  $   0.81  $  0.48
                          ========    ========   ========  ========  ========  =======
 Weighted average common
  shares
  outstanding(2)........    19,956      19,979     20,893    20,876    20,827   20,175
                          ========    ========   ========  ========  ========  =======

--------
(1) Discontinued operations represents the income of the discontinued franchising business less applicable income taxes of $11,825, $25,165, $15,923, $13,467, $5,019, and $6,422, respectively).
(2) Weighted average common shares outstanding represents the weighted average common shares outstanding of the Company's parent Manor Care, Inc. for fiscal years 1994 through 1996. Fiscal year 1997 represents the weighted average common shares of Manor Care, Inc. for the period through November 1, 1997. The period following November 1, 1997 represents the weighted average common shares of the Company. Fiscal year 1994 through 1997 have been adjusted for the one-for-three reverse stock split.

                                As of December
                                      31,                As of May 31,
                                --------------- -------------------------------
                                 1998    1997    1997    1996    1995    1994
                                ------- ------- ------- ------- ------- -------
Balance Sheet Data
  Total assets................. 422,511 400,983 426,429 328,311 254,229 178,652
  Notes payable to Manor Care,
   Inc.........................      --      --  37,022 147,023 119,823  68,361
  Total debt................... 281,189 248,120 260,369 163,497 137,122  88,711
  Total liabilities............ 319,874 311,676 301,942 180,752 188,400 123,444
  Equity or investments and
   advances from Parent........ 102,637  89,307 124,487 147,559  65,829  55,208

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

                                                    Quarter Ending
                                       -----------------------------------------
                                       March 31 June 30 September 30 December 31
                                       -------- ------- ------------ -----------
Year ended December 31, 1998
  Domestic Revenue.................... $46,139  $54,440   $56,320      $47,197
  Recurring Domestic EBITDA (1).......  12,549   16,518    16,719       12,468

Year ended December 31, 1997
  Domestic Revenue.................... $41,258  $46,982   $49,052      $42,760
  Recurring Domestic EBITDA (1).......  11,793   15,484    14,092        8,413

--------
(1) Recurring domestic EBITDA consists of the sum of net income (loss), interest expense, income taxes, and depreciation and amortization and non-recurring charges for the Company's ongoing domestic operations. EBITDA is presented because such data is used by certain investors to determine the Company's ability to meet debt service, fund capital expenditures and expand its business. The Company considers EBITDA to be an indicative measure of operating performance particularly due to the large amount of depreciation and amortization. Such information should not be considered an alternative to net income, operating income, cash flow from operations or any other operating or liquidity performance measure prescribed by GAAP. Cash expenditures (including nondiscretionary expenditures) for various long-term assets, interest expense and income taxes have been, and will be, incurred which are not reflected in the EBITDA presentation and therefore EBITDA does not represent funds available for management's discretionary use.

                                                                 Year ending
                                                                December 31,
                                                              -----------------
                                                                1998     1997
                                                              -------- --------
Revenues
 Rooms....................................................... $178,755 $157,380
 Food and beverage...........................................   17,247   14,991
 Other.......................................................    8,094    7,681
                                                              -------- --------
    Total revenues...........................................  204,096  180,052
                                                              -------- --------
Operating Expenses
 Departmental Expenses
  Rooms......................................................   51,227   45,606
  Food and beverage..........................................   13,183   11,972
  Other......................................................    3,056    2,828
 Undistributed Operating Expenses
  Administrative and general.................................   18,519   16,662
  Marketing..................................................   16,430   14,975
  Utility costs..............................................    9,632    9,399
  Property operation and maintenance.........................   10,470    9,815
  Property taxes, rent and insurance.........................    9,364    7,933
  Depreciation and amortization..............................   27,227   22,372
  Corporate..................................................   13,961   11,079
  Provision for asset impairment and other non-recurring
   charges...................................................    4,264    5,119
                                                              -------- --------
    Total operating expenses.................................  177,333  157,760
                                                              -------- --------
Operating income.............................................   26,763   22,292
                                                              -------- --------
Interest expense.............................................   20,512   16,461
                                                              -------- --------
Income from continuing operations before
 Income taxes................................................    6,251    5,831
  Income taxes...............................................    2,563    2,537
                                                              -------- --------
Income from continuing operations............................ $  3,688 $  3,294
                                                              ======== ========
Basic Earnings Per Share from Continuing Operations.......... $   0.18 $   0.16
                                                              ======== ========

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

 Comparison of Calendar Year 1997 and Calendar Year 1996--Domestic hotels

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

                                                    Quarter ending
                                       -----------------------------------------
                                       March 31 June 30 September 30 December 31
                                       -------- ------- ------------ -----------
Year ended December 31, 1997
  Domestic Revenue.................... $41,258  $46,982   $49,052      $42,760
  Domestic EBITDA(1)..................  11,793   15,484    14,092        3,294
Year ended December 31, 1996
  Domestic Revenue....................  34,656   40,987    43,615       37,683
  Domestic EBITDA(1)..................   8,542    2,585    13,226        7,413

--------
  (1) Recurring domestic EBITDA consists of the sum of net income (loss), interest expense, income taxes, and depreciation and amortization and non-recurring charges for the Company's ongoing domestic operations. EBITDA is presented because such data is used by certain investors to determine the Company's ability to meet debt service, fund capital expenditures and expand its business. The Company considers EBITDA to be an indicative measure of operating performance particularly due to the large amount of depreciation and amortization. Such information should not be considered an alternative to net income, operating income, cash flow from operations or any other operating or liquidity performance measure prescribed by GAAP. Cash expenditures (including nondiscretionary expenditures) for various long-term assets, interest expense and income taxes have been, and will be, incurred which are not reflected in the EBITDA presentation and therefore EBITDA does not represent funds available for management's discretionary use.

                                                                 Year ending
                                                                December 31,
                                                              -----------------
                                                                1997     1996
                                                              -------- --------
Revenues
 Rooms....................................................... $157,380 $137,114
 Food and beverage...........................................   14,991   12,950
 Other.......................................................    7,681    6,877
                                                              -------- --------
    Total revenues...........................................  180,052  156,941
                                                              -------- --------
Operating Expenses
 Departmental Expenses
  Rooms......................................................   45,606   39,701
  Food and beverage..........................................   11,972   10,835
  Other......................................................    2,828    2,400
 Undistributed Operating Expenses
  Administrative and general.................................   16,662   18,520
  Marketing..................................................   14,975   13,895
  Utility costs..............................................    9,399    8,423
  Property operation and maintenance.........................    9,815    8,922
  Property taxes, rent and insurance.........................    7,933    7,521
  Depreciation and amortization..............................   22,372   17,335
  Corporate..................................................   11,079    6,383
  Provision for asset impairment and other non-recurring
   charges...................................................    5,119    8,575
                                                              -------- --------
    Total operating expenses.................................  157,760  142,510
                                                              -------- --------
Operating income.............................................   22,292   14,431
                                                              -------- --------
Interest expense.............................................   16,461   12,726
                                                              -------- --------
Income from continuing operation before
 Income taxes................................................    5,831    1,705
  Income taxes...............................................    2,537      716
                                                              -------- --------
Income from continuing operations............................ $  3,294 $    989
                                                              ======== ========
Basic Earnings Per Share from Continuing Operations.......... $   0.16 $   0.05
                                                              ======== ========

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

 Comparison of Seven Months Ended December 31, 1997 and Seven Months Ended December 31, 1996 (Domestic Hotels) Operating Results

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

                                                         1997   1996  % Increase
                                                        ------ ------ ----------
      Full Service..................................... $42.96 $40.51     6.0%
      Limited Service.................................. $40.20 $39.19     2.6%
      Suite............................................ $47.01 $48.39    (2.9%)
      Combined......................................... $41.67 $40.38     3.2%

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

 Liquidity and Capital Resources

  The Company maintains an $80 million committed line of credit with a group of four banks to support on-going operations and to fulfill capital requirements. The credit facility expires in October 2000. Availability under that line of credit is a function of trailing cash flow, but amounted to the full $80.0 million at December 31, 1998. Borrowings under the line amounted to $41 million at December 31, 1998.

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

Item 8. Financial Statements and Supplementary Data.

                                                                            Page
                                                                            ----
Report of Independent Public Accountants...................................  25
Consolidated Balance Sheets................................................  26
Consolidated Statements of Income..........................................  27
Consolidated Statements of Cash Flows......................................  28
Consolidated Statements of Stockholders' Equity............................  29
Notes to Consolidated Financial Statements.................................  30

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

                                          Arthur Andersen LLP

Washington, D.C.
February 10, 1999

                        SUNBURST HOSPITALITY CORPORATION

                          CONSOLIDATED BALANCE SHEETS

                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                 As of
                                                       -------------------------
                                                       December 31, December 31,
                                                           1998         1997
                                                       ------------ ------------
                       ASSETS
Real estate, net.....................................    $363,023     $371,305
Real estate held for sale............................      37,122           --
Receivables (net of allowance for doubtful accounts
 of $611 and $616, respectively).....................       7,271        6,261
Other assets.........................................      10,982       17,509
Cash and cash equivalents............................       4,113        5,908
                                                         --------     --------
  Total assets.......................................    $422,511     $400,983
                                                         ========     ========

        LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Debt
 Mortgages and other long term debt..................    $153,341     $133,648
 Note payable to Choice Hotels International, Inc....     127,848      117,120
                                                         --------     --------
                                                          281,189      250,768
Accounts payable and accrued expenses................      32,633       33,415
Payable to Choice Hotels International, Inc..........          --       25,066
Deferred income taxes ($1,352 and $1,378,
 respectively) and other liabilities.................       6,052        2,427
                                                         --------     --------
  Total liabilities..................................     319,874      311,676
                                                         ========     ========

STOCKHOLDERS' EQUITY
Common stock (60,000,000 and 60,000,000 authorized,
 at $0.01 par value, 21,445,696 and 21,366,282 issued
 and 19,606,004 and 19,947,042 outstanding at
 December 31, 1998 and 1997, respectively)...........         244          243
Additional paid-in-capital...........................     171,462      169,536
Treasury stock (2,331,920 and 1,821,505 shares,
 respectively).......................................     (65,856)     (63,926)
Retained earnings....................................      (3,213)     (16,546)
                                                         --------     --------
  Total stockholders' equity.........................     102,637       89,307
                                                         --------     --------
  Total liabilities and stockholders' equity.........    $422,511     $400,983
                                                         ========     ========


   The accompanying notes are an integral part of these consolidated balance sheets.

                        SUNBURST HOSPITALITY CORPORATION

                       CONSOLIDATED STATEMENTS OF INCOME

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                  For the     For the fiscal
                                   For the year seven months  year ended May
                                      ended        ended            31,
                                   December 31, December 31, ------------------
                                       1998         1997       1997      1996
                                   ------------ ------------ --------  --------
REVENUES
 Rooms...........................    $178,755     $100,670   $165,239  $137,001
 Food and beverage...............      17,247        9,231     13,356    11,392
 Other...........................       7,789        4,652      7,378     6,816
 Net gains (losses) on property
  transactions...................         305           --       (220)     (584)
                                     --------     --------   --------  --------
  Total revenues.................     204,096      114,553    185,753   154,625
                                     --------     --------   --------  --------
OPERATING EXPENSES
 Departmental Expenses
  Rooms..........................      51,227       33,484     58,502    51,657
  Food and beverage..............      13,183        7,319     10,887     9,792
  Other..........................       3,056        1,530      2,674     2,570
 Undistributed Operating Expenses
  Administrative and general.....      18,514        9,486     17,990    16,358
  Marketing......................      16,430        8,862     14,545    12,152
  Utility costs..................       9,632        5,697      8,816     7,712
  Property operation and
   maintenance...................      10,470        5,746      9,428     8,118
  Property taxes, rent and
   insurance.....................       9,369        5,010      6,857     6,044
  Depreciation and amortization..      27,227       14,246     20,632    16,636
  Corporate......................      13,961        8,244      7,691     8,026
  Provision for asset impairment
   and other non-recurring
   charges.......................       4,264        5,119         --    24,595
                                     --------     --------   --------  --------
   Total operating expenses......     177,333      104,743    158,022   163,660
                                     --------     --------   --------  --------
OPERATING INCOME (LOSS)..........      26,763        9,810     27,731    (9,035)
                                     --------     --------   --------  --------
INTEREST EXPENSE.................      20,512       10,138     15,891    12,839
                                     --------     --------   --------  --------
INCOME (LOSS) FROM CONTINUING
 OPERATIONS BEFORE INCOME TAXES..       6,251         (328)    11,840   (21,874)
  Income taxes...................       2,563          (44)     5,035    (8,523)
                                     --------     --------   --------  --------
INCOME (LOSS) FROM CONTINUING
 OPERATIONS BEFORE EXTRAORDINARY
 ITEM............................       3,688         (284)     6,805   (13,351)
DISCONTINUED OPERATIONS: Income
 from operations of discontinued
 franchising business (less
 applicable income taxes of $0,
 $11,825, $25,165, and $15,923,
 respectively)...................          --       16,369     35,219    21,809
                                     --------     --------   --------  --------
NET INCOME BEFORE EXTRAORDINARY
 ITEM............................       3,688       16,085     42,024     8,458

EXTRAORDINARY ITEM--Loss from
 early extinguishment of debt
 (net of $201 and $747 tax
 benefit)........................         308           --      1,144        --
                                     --------     --------   --------  --------
NET INCOME.......................    $  3,380     $ 16,085   $ 40,880  $  8,458
                                     ========     ========   ========  ========
Basic earnings per share
  From continuing operations.....    $   0.18     $  (0.01)  $   0.32  $  (0.64)
  From discontinued operations...          --         0.82       1.69      1.05
  From extraordinary item........       (0.01)          --      (0.05)       --
                                     --------     --------   --------  --------
  Earnings per share.............    $   0.17     $   0.81   $   1.96  $   0.41
                                     ========     ========   ========  ========
Diluted earnings per share
  From continuing operations.....    $   0.18     $  (0.01)  $   0.32  $  (0.64)
  From discontinued operations...          --         0.82       1.66      1.05
  From extraordinary item........       (0.01)          --      (0.05)       --
                                     --------     --------   --------  --------
  Earnings per share.............    $   0.17     $   0.81   $   1.93  $   0.41
                                     ========     ========   ========  ========


The accompanying notes are an integral part of these consolidated statements of income.

                        SUNBURST HOSPITALITY CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)

                                                For the
                                 For the year seven months For the fiscal year
                                    ended        ended        ended May 31,
                                 December 31, December 31, --------------------
                                     1998         1997       1997       1996
                                 ------------ ------------ ---------  ---------
Cash Flows From Operating
 Activities....................
Income (loss) from continuing
 operations before
 extraordinary item............    $  3,688    $    (284)  $   6,805  $ (13,351)
Reconciliation of net income
 (loss) to net cash provided by
 operating activities:
 Depreciation and
  amortization.................      27,227       14,246      20,632     16,636
 Amortization of deferred
  financing fees...............         244          248          --         --
 Amortization of debt
  discount.....................       1,921          528          29         34
 Deferred interest on Choice
  Hotels International, Inc.
  Note.........................       8,808        2,648          --         --
 Provision for bad debts,
  net..........................         424          247         560        289
 Increase (decrease) in
  deferred taxes...............         466          695       2,920     (7,726)
 (Gain) loss on sale of
  property.....................         (65)          --         220        584
 Provision for asset
  impairment impairment and
  other non-recurring
  charges......................       3,983        5,119          --     19,420
Change in assets and
 liabilities:
 Change in receivables.........      (1,434)        (152)     (1,686)       468
 Change in other assets........      (2,351)        (357)     (3,963)    (3,106)
 Change in accounts payable
  and accrued expenses.........        (781)      (9,323)     17,391      7,722
 Change in payable to Choice
  Hotels International, Inc....      (8,601)      10,066          --         --
 Change in current taxes
  receivable...................       2,018       (2,310)       (483)     1,441
 Change in other liabilities...          (9)          --          --        384
                                   --------    ---------   ---------  ---------
   Net cash provided by
    continuing operations......      35,538       21,371      42,425     22,795
   Net cash provided by
    discontinued operations....          --       20,876      44,833     32,645
                                   --------    ---------   ---------  ---------
   Net cash provided by
    operating activities.......      35,538       42,247      87,258     55,440
                                   --------    ---------   ---------  ---------
Cash Flows From Investing
 Activities
 Investment in property and
  equipment....................     (60,720)     (61,460)    (75,523)   (46,966)
 Acquisition of operating
  hotels.......................          --           --      (5,550)   (49,617)
 Distribution of New Choice....          --       (4,166)         --         --
 Proceeds from sale of
  property and equipment.......       5,864          170       2,522      5,479
                                   --------    ---------   ---------  ---------
   Net cash utilized by
    continuing operations......     (54,856)     (65,456)    (78,551)   (91,104)
   Net cash utilized by
    discontinued operations....          --     (118,474)    (15,864)   (78,844)
                                   --------    ---------   ---------  ---------
   Net cash utilized by
    investing activities.......     (54,856)    (183,930)    (94,415)  (169,948)
                                   --------    ---------   ---------  ---------
Cash Flows From Financing
 Activities
 Proceeds from mortgages and
  other long term debt.........      25,000       16,023     208,000         --
 Proceeds from note payable to
  Choice Hotels International,
  Inc..........................          --      115,000          --         --
 Principal payments of debt....      (5,256)     (92,171)     (1,157)      (645)
 (Payments on) proceeds from
  notes payable to Manor Care,
  Inc..........................          --      (37,022)   (110,000)    27,201
 Payment of financing fees.....          --           --      (3,959)        --
 Payment of prepayment
  penalty......................        (439)          --      (1,891)        --
 Proceeds from issuance of
  common stock.................         359        1,153       3,410         --
 Purchases of treasury stock...      (2,141)     (10,554)    (53,150)        --
 Payable to Choice Hotels
  International, Inc. for net
  worth Guarantee..............          --       15,000          --         --
 Advances (to) from Manor
  Care, Inc., net..............          --           --      (9,971)    73,272
                                   --------    ---------   ---------  ---------
   Net cash provided by
    continuing operations......      17,523        7,429      31,282     99,828
   Net cash provided by
    (utilized by) discontinued
    operations.................          --      129,337     (17,839)    17,131
                                   --------    ---------   ---------  ---------
   Net cash provided by
    financing activities.......      17,523      136,766      13,443    116,959
                                   --------    ---------   ---------  ---------
Net change in cash and cash
 equivalents...................      (1,795)      (4,917)      6,286      2,451
Cash and cash equivalents at
 beginning of period...........       5,908       10,825       4,539      2,088
                                   --------    ---------   ---------  ---------
Cash and cash equivalents at
 end of period.................    $  4,113    $   5,908   $  10,825  $   4,539
                                   ========    =========   =========  =========
Cash and cash equivalents of
 continuing operations.........    $  4,113    $   5,908   $   7,033  $   1,436
Cash and cash equivalents of
 discontinued operations.......    $     --    $      --   $   3,792  $   3,103

The accompanying notes are an integral part of these consolidated statements of cash flows.

                        SUNBURST HOSPITALITY CORPORATION

    CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME

                         (IN THOUSANDS, EXCEPT SHARES)

                                                           Accumulated
                             Common Stock      Additional     Other
                          -------------------   Paid-in-  Comprehensive Retained  Treasury  Comprehensive
                            Shares     Amount   Capital      Income     Earnings   Stock       Income
                          -----------  ------  ---------- ------------- --------  --------  -------------
Distribution from Manor
 Care Inc...............   63,081,129  $ 631    $162,512     $(1,750)   $     --  $     --     $    --
Net Income..............                                                  40,880                40,880
Transfer of net income
 to Manor Care, Inc.....                                                 (23,805)
Exercise of stock
 options/grants.........      781,542      8       4,651
Other comprehensive
 income, net of tax.....
Translation adjustment..                                      (5,268)                           (5,268)
                                                                                               -------
Comprehensive income....                                                                       $35,612
                                                                                               =======
Treasury purchases......                                                           (53,372)
                          -----------  -----    --------     -------    --------  --------
Balance, May 31, 1997...   63,862,671    639     167,163      (7,018)     17,075   (53,372)
                          -----------  -----    --------     -------    --------  --------
Net income..............                                                  16,085               $16,085
Adjustment to Nov. 1,
 1996 distribution from
 Manor Care Inc.........                                                  (1,044)
Exercise of stock
 options/grants.........      202,386      2       1,910
Stock grants issued from
 Treasury shares........       13,786                 65
Treasury purchases......                                                           (10,554)
Other comprehensive
 income, net of tax.....
Translation adjustment..                                      (1,644)                           (1,644)
Comprehensive income....                                                                       $14,441
                                                                                               =======
Distribution of
 Franchising............                                       8,662     (48,662)
One-for-three reverse
 stock split on October
 15, 1997...............  (39,845,146)  (398)        398
                          -----------  -----    --------     -------    --------  --------
Balance, December 31,
 1997...................   24,233,697    243     169,536          --     (16,546)  (63,926)
                          -----------  -----    --------     -------    --------  --------
Net income..............                                                   3,380
Sale of MainStay brand
 option to Choice Hotels
 International, Inc.....                                                   9,953
Exercise of stock
 options/grants.........       79,414      1       1,926
Stock grants issued from
 Treasury shares........                                                               216
Treasury purchases......                                                            (2,146)
                          -----------  -----    --------     -------    --------  --------
Balance, December 31,
 1998...................   24,313,111  $ 244    $171,462     $    --    $ (3,213) $(65,856)
                          ===========  =====    ========     =======    ========  ========

  The accompanying notes are an integral part of these consolidated statements of stockholders' equity and comprehensive income.

                       SUNBURST HOSPITALITY CORPORATION

    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--DECEMBER 31, 1998 AND 1997

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

                                               Domestic   European
                                                hotel      hotel    Continuing
    Seven Months Ended December 31, 1997      operations operations operations
    ------------------------------------      ---------- ---------- ----------
Revenues.....................................  $107,574    $6,979    $114,553
Operating expenses...........................    98,169     6,574     104,743
                                               --------    ------    --------
Operating income.............................     9,405       405       9,810
                                               --------    ------    --------
Interest expense.............................     9,800       338      10,138
                                               --------    ------    --------
Pretax income (loss).........................      (395)       67        (328)
Income tax expense (benefit).................       (71)       27         (44)
                                               --------    ------    --------
Net income (loss) from continuing
 operations..................................  $   (324)   $   40    $   (284)
                                               ========    ======    ========

                                               Domestic   European
                                                hotel      hotel    Continuing
       Fiscal year ending May 31, 1997        operations operations operations
       -------------------------------        ---------- ---------- ----------
Revenues.....................................  $168,016   $ 17,737   $185,753
Operating expenses...........................   140,468     17,554    158,022
                                               --------   --------   --------
Operating income.............................    27,548        183     27,731
                                               --------   --------   --------
Interest expense.............................    14,899        992     15,891
                                               --------   --------   --------
Pretax income (loss).........................    12,649       (809)    11,840
Income tax expense (benefit).................     5,355       (320)     5,035
                                               --------   --------   --------
Net income (loss) from continuing
 operations..................................  $  7,294   $   (489)  $  6,805
                                               ========   ========   ========

                                               Domestic   European
                                                hotel      hotel    Continuing
       Fiscal year ending May 31, 1996        operations operations operations
       -------------------------------        ---------- ---------- ----------
Revenues.....................................  $135,022   $ 19,603   $154,625
Operating expenses...........................   127,722     35,938    163,660
                                               --------   --------   --------
Operating income (loss)......................     7,300    (16,335)    (9,035)
                                               --------   --------   --------
Interest expense.............................    12,419        420     12,839
                                               --------   --------   --------
Pretax loss..................................    (5,119)   (16,755)   (21,874)
Income tax benefit...........................    (1,913)    (6,610)    (8,523)
                                               --------   --------   --------
Net loss from continuing operations..........  $ (3,206)  $(10,145)  $(13,351)
                                               ========   ========   ========

  An analysis of the activity in the "Advances (to) from Manor Care Inc., net" account for the year ended May 31, 1996 and the five months ended October 31, 1996 is as follows (in thousands):

      Balance, May 31, 1995........................................... $ 65,829
      Cash transfers from Manor Care..................................   73,272
      Net income......................................................    8,458
                                                                       --------
      Balance, May 31, 1996...........................................  147,559
      Cash transfers to Manor Care....................................   (9,971)
      Net income through October 31, 1996.............................   23,805
                                                                       --------
      Balance, October 31, 1996....................................... $161,393
                                                                       ========

 Fiscal Year

  In October 1997, the Company changed its fiscal year end from May 31 to December 31. Therefore, the period ending December 31, 1997 includes seven months of operations. Information for the comparable seven month period of June 1, 1996 through December 31, 1996 is included in the table below (unaudited, in thousands, except per share data).

                                                     Seven Months Ended
                                                     December 31, 1996
                                              --------------------------------
                                               Domestic   European
                                                hotel      hotel    Continuing
                                              operations operations operations
                                              ---------- ---------- ----------
                                                        (Unaudited)
Revenues.....................................  $95,535    $10,975    $106,510
Operating expenses...........................   70,364      9,746      80,110
Depreciation and amortization................   10,772        813      11,585
                                               -------    -------    --------
Operating income.............................   14,399        416      14,815
Interest expense.............................    7,987        606       8,593
                                               -------    -------    --------
Pretax income (loss) from continuing
 operations..................................    6,412       (190)      6,222
Income tax expense (benefit).................    2,697        (75)      2,622
                                               -------    -------    --------
Income (loss) from continuing operations.....  $ 3,715    $  (115)   $  3,600
                                               =======    =======    ========
Earnings per share:
  Basic......................................  $  0.18    $ (0.01)   $   0.17
                                               =======    =======    ========

  The following table presents the Company's results of operations for the full calendar year 1997 (unaudited, in thousands, except per share data).

                                                     Calendar Year 1997
                                              --------------------------------
                                               Domestic   European
                                                hotel      hotel    Continuing
                                              operations operations operations
                                              ---------- ---------- ----------
                                                        (Unaudited)
Revenues.....................................  $180,052   $13,741    $193,793
Operating expenses...........................   135,388    12,401     147,789
Depreciation and amortization................    22,142     1,399      23,541
                                               --------   -------    --------
Operating income.............................    22,522       (59)     22,463
Interest expense.............................    16,461       724      17,185
                                               --------   -------    --------
Pretax income (loss) from continuing
 operations..................................     6,061      (783)      5,278
Income tax expense (benefit).................     2,629      (310)      2,319
                                               --------   -------    --------
Income (loss) from continuing operations.....  $  3,432   $  (473)   $  2,959
                                               ========   =======    ========
Earnings per share:
  Basic......................................  $   0.17   $ (0.02)   $   0.15
                                               ========   =======    ========

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

 Real Estate

  The components of real estate are as follows:

                                                       December 31, December 31,
                                                           1998         1997
                                                       ------------ ------------
      Land............................................  $  56,007     $ 61,959
      Buildings.......................................    281,821      263,405
      Furniture, fixtures and equipment...............     77,127       70,598
      Hotels under construction.......................     31,962       41,869
                                                        ---------     --------
                                                          446,917      437,831
      Less: accumulated depreciation..................    (83,894)     (66,526)
                                                        ---------     --------
                                                        $ 363,023     $371,305
                                                        =========     ========

  Depreciation has been computed for financial reporting purposes using the straight-line method. A summary of the ranges of estimated useful lives upon which depreciation rates have been based follows:

      Building and improvements..................................... 10-40 years
      Furniture, fixtures and equipment.............................  3-20 years

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

  Income before income taxes from continuing operations was derived from the following (in thousands):

                                                 For the     For the fiscal
                                    For the       seven      year ended May
                                   year ended  months ended       31,
                                  December 31, December 31, -----------------
                                      1998         1997      1997      1996
                                  ------------ ------------ -------  --------
Income (loss) from continuing
 operations before income taxes
  Domestic operations............    $6,251       $(395)    $12,649  $ (5,119)
  Foreign operations.............        --          67        (809)  (16,755)
                                     ------       -----     -------  --------
    Income (loss) before income
     taxes.......................    $6,251       $(328)    $11,840  $(21,874)
                                     ======       =====     =======  ========

  The provision for income taxes for continuing operations (in thousands):

                                               For the
                                  For the       seven       For the fiscal
                                 year ended  months ended year ended May 31,
                                December 31, December 31, --------------------
                                    1998         1997      1997    1996
                                ------------ ------------ ------  -------
      Current tax (benefit)
       expense
        Federal................    $1,723       $ 621     $2,583  $    94
        Foreign operations.....        --          27       (320)    (315)
        State..................       386         134        292       26
      Deferred tax (benefit)
       expense
        Federal................       371        (680)     2,048   (1,676)
        Foreign operations.....        --          --         --   (6,295)
        State..................        83        (146)       432     (357)
                                   ------       -----     ------  -------
                                   $2,563       $ (44)    $5,035  $(8,523)
                                   ======       =====     ======  =======

  Deferred tax liabilities were composed of the following (in thousands):

                                                               December 31,
                                                              ----------------
                                                               1998     1997
                                                              -------  -------
      Depreciation and amortization.......................... $(2,667) $(2,956)
      Accrued expenses.......................................   2,428    2,702
      Other..................................................  (1,113)  (1,124)
                                                              -------  -------
      Net deferred tax liability............................. $(1,352) $(1,378)
                                                              =======  =======

  A reconciliation of income tax expense (benefit) at the statutory rate to income tax expense included in the accompanying consolidated statements follows:

                                               For the
                                  For the       seven       For the fiscal
                                 year ended  months ended year ended May 31,
                                December 31, December 31, --------------------
                                    1998         1997      1997    1996
                                ------------ ------------ ------  -------
                                (In thousands, except Federal income tax
                                                 rate)
   Federal income tax rate.....        35%         35%        35%      35%
   Federal taxes at statutory
    rate.......................    $2,188       $(115)    $4,144  $(7,656)
   State income taxes, net of
    Federal tax benefit........       305          (4)       573     (982)
   Other.......................        70          75        318      115
                                   ------       -----     ------  -------
   Income tax expense
    (benefit)..................    $2,563       $ (44)    $5,035  $(8,523)
                                   ======       =====     ======  =======

  Cash paid for state income taxes was $1,262,000, $486,000, $805,000 and $165,000, for the year ended December 31, 1998, the seven months ending December 31, 1997 and the fiscal years ending May 31, 1997 and 1996, respectively. Federal income taxes were paid by Manor Care for the period ending October 31, 1996 and the fiscal year ended May 31, 1996. The Company paid Federal income taxes of $2,055,000 for the Company for the year ended December 31, 1998 and for the consolidated group (including Choice and its subsidiaries) of $5.8 million for the seven months ending December 31, 1997 and $5.5 million for the period from November 1, 1996 through May 31, 1997. At December 31, 1997, the Company had an income tax receivable of $4.3 million.

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

Accrued Expenses

  Accrued expenses were as follows (in thousands):

                                                                 December 31,
                                                                ---------------
                                                                 1998    1997
                                                                ------- -------
      Payroll.................................................. $ 5,534 $ 4,449
      Taxes, other than income.................................   4,331   3,995
      Other....................................................   6,354   3,566
                                                                ------- -------
                                                                $16,219 $12,010
                                                                ======= =======

Long-Term Debt and Notes Payable

  Debt consisted of the following at December 31, 1998 and 1997 (in thousands):

                                                                December 31,
                                                              -----------------
                                                                1998     1997
                                                              -------- --------
$80.0 million revolving credit facility with an average rate of 7.68% and 8.27% at December 31, 1998 and 1997,
 respectively...............................................  $ 41,000 $ 16,000
Multi-class mortgage pass-through certificates with a
 blended weighted average rate of 7.8% at December 31, 1998
 and 1997...................................................   110,913  115,816
Note payable to Choice with an effective rate of 10.60% and
 8.80% at December 31, 1998 and 1997, respectively..........   127,849  117,120
Capital lease obligations...................................     1,427    1,832
                                                              -------- --------
Total indebtedness..........................................  $281,189 $250,768
                                                              ======== ========

  Maturities of debt at December 31, 1998 were as follows (in thousands):

      Year
      ----
      1999............................................................. $  3,271
      2000.............................................................   44,543
      2001.............................................................    4,065
      2002.............................................................  131,518
      2003.............................................................    3,964
      Thereafter.......................................................   93,828
                                                                        --------
      Total............................................................  281,189
                                                                        ========

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

Leases

  The Company operates certain property and equipment under leases that expire at various dates through 2014. Future minimum lease payments are as follows (in thousands):

                                                           Operating Capitalized
                                                            Leases     Leases
                                                           --------- -----------
      1999................................................  $ 1,223    $  497
      2000................................................    1,239       497
      2001................................................    1,255       819
      2002................................................    1,108        --
      2003................................................      800
      Thereafter..........................................   14,565        --
                                                            -------    ------
      Total minimum lease payments........................  $20,190     1,813
                                                            =======
      Less: interest......................................               (386)
                                                                       ------
      Present value of lease payments.....................             $1,427
                                                                       ======

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

Discontinued Operations

  The revenues, income from discontinued operations before income taxes, and net income from discontinued operations were as follows (in thousands):

                                          Seven
                                       months ended Fiscal year ended May 31,
                                       December 31, --------------------------
                                           1997       1997     1996     1995
                                       ------------ -------- -------- --------
Revenue...............................   $112,286   $249,822 $227,277 $190,441
Expenses..............................     84,092    189,438  189,545  159,706
                                         --------   -------- -------- --------
Income from discontinued operations
 before income taxes..................     28,194     60,384   37,732   30,735
Income taxes..........................     11,825     25,165   15,923   13,467
                                         --------   -------- -------- --------
Net income from discontinued
 operations...........................   $ 16,369   $ 35,219 $ 21,809 $ 17,268
                                         ========   ======== ======== ========

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

  Options outstanding at November 1, 1996 represent options that resulted from the Manor Care Distribution. Option activity under the above plans is as follows:

                                                                        Weighted
                                                            Number of    Option
                                                              Shares     Price
                                                            ----------  --------
      Outstanding at November 1, 1996......................  5,920,648   $2.83
      Granted..............................................    397,693    4.93
      Exercised............................................ (1,110,164)   4.20
      Cancelled............................................   (259,145)   3.67
                                                            ----------   -----
      Outstanding at May 31, 1997..........................  4,949,032    3.02
      Adjustment as a result of the Distribution........... (2,687,141)
      Granted..............................................    552,441    8.04
      Exercised............................................   (202,386)   2.03
      Cancelled............................................    (30,241)   4.94
                                                            ----------   -----
      Outstanding at December 31, 1997.....................  2,581,705    5.67
      Granted..............................................    442,536    6.57
      Exercised............................................    (79,414)   1.80
      Cancelled............................................   (114,458)   7.29
                                                            ----------   -----
      Outstanding at December 31, 1998.....................  2,830,369   $5.88
                                                            ==========   =====

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

                                                          Weighted
                                                Weighted   Average    Number of
                                     Number of  Average  Contractual   Options
                                      Options   Exercise  Life (in    Currently
      Exercise Price Range          Outstanding  Price     years)    Exercisable
      --------------------          ----------- -------- ----------- -----------
      $1.57 to $ 2.00..............    166,788   $1.67      1.16       166,768
       2.01 to 3.50................    331,018    2.75      2.90       172,086
       3.51 to 5.50................    416,004    4.33      4.73       154,442
       5.51 to 8.50................  1,805,793    7.00      8.04       428,766
       8.51 to 10.00...............    110,766    9.24      8.73        12,906
                                     ---------                         -------
                                     2,830,369                         934,968
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

                                                           For the
                                              For the       seven      For the
                                             year ended  months ended year ended
                                            December 31, December 31,  May 31,
                                                1998         1997        1997
                                            ------------ ------------ ----------
      Net income:
        As reported........................    $3,380      $16,085     $40,880
        Pro forma..........................    $2,352      $15,563     $40,296
      Earnings per share:
        Basic, as reported.................    $ 0.17      $  0.81     $  1.96
        Basic, pro forma...................    $ 0.12      $  0.78     $  1.92
        Diluted, as reported...............    $ 0.17      $  0.81     $  1.93
        Diluted, pro forma.................    $ 0.12      $  0.78     $  1.90

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

                                                                      Fiscal
                                                                    Year Ended
                                                       December 31,  May 31,
                                                           1998        1997
                                                       ------------ ----------
                                                        (in thousands, except
                                                         per share amounts)
Computation of basic earnings per share from
 continuing operations:
 Income from continuing operations before
  extraordinary item..................................   $ 3,688     $ 6,805
 Weighted average shares outstanding..................    19,956      20,893
                                                         -------     -------
  Basic earnings per share from continuing
   operations.........................................   $  0.18     $  0.32
                                                         =======     =======
Computation of diluted earnings per share from
 continuing operations:
 Income from continuing operations before
  extraordinary item..................................   $ 3,688     $ 6,805
 Weighted average share outstanding...................    19,956      20,893
 Effect of dilutive securities:
  Employee stock option plan..........................       320         298
                                                         -------     -------
 Shares for diluted earnings per share................    20,276      21,191
                                                         -------     -------
  Diluted earnings per share from continuing
   operations.........................................   $  0.18     $  0.32
                                                         =======     =======

  The effect of dilutive securities is computed using the treasury stock method and average market prices during the period.

  Certain options to purchase common stock were not included in the computation of diluted earnings per share because the exercise price of the options exceeded the average market price of the common shares for the period. The following table summarizes such options.

                                                                     Fiscal Year
                                                                        Ended
                                                        December 31,   May 31,
                                                            1998        1997
                                                        ------------ -----------
      Number of shares (in thousands)..................    1,734           60
      Weighted average exercise price..................    $7.28        $5.20

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

  The following table presents segmented financial information, (in thousands):

                                                 For the year ended December 31,
                                                              1998
                                                 -------------------------------
                                                          Corporate
                                                  Hotels   & Other  Consolidated
                                                 -------- --------- ------------
Revenues........................................ $203,822  $   274    $204,096
Operating income................................   33,392   (6,629)     26,763
Interest expense................................       --   20,512      20,512
Depreciation and amortization...................       --   27,227      27,227
Capital expenditures............................       --   60,720      60,720
Total assets....................................  419,661    2,850     422,511

                                                   For the Seven Months Ended
                                                        December 31, 1997
                                                 -------------------------------
                                                          Corporate
                                                  Hotels   & Other  Consolidated
                                                 -------- --------- ------------
Revenues........................................ $113,251  $ 1,302    $114,553
Operating income................................   18,067   (8,257)      9,810
Interest expense................................       --   10,138      10,138
Depreciation and amortization...................       --   14,246      14,246
Capital expenditures............................       --   61,460      61,460
Total assets....................................  397,527    3,456     400,983

                                                    For the Fiscal Year Ended
                                                          May 31, 1997
                                                 -------------------------------
                                                          Corporate
                                                  Hotels   & Other  Consolidated
                                                 -------- --------- ------------
Revenues........................................ $184,707  $ 1,046    $185,753
Operating income................................   27,072      659      27,731
Interest expense................................       --   15,891      15,891
Depreciation and amortization...................       --   20,632      20,632
Capital expenditures............................       --   75,523      75,523
Total assets....................................  424,033    2,396     426,429

  There were no intercompany sales between the properties and the Company. The following table presents revenues and long-lived assets for each of the geographical areas in which the Company operates (in thousands):

                            For the Year      For the Seven    For the Fiscal
                           Ended December     Months Ended     Year Ended May
                              31, 1998      December 31, 1997     31, 1997
                          ----------------- ----------------- -----------------
                                    Long-             Long-             Long-
                                    lived             lived             lived
                          Revenues  assets  Revenues  assets  Revenues  assets
                          -------- -------- -------- -------- -------- --------
Unites States............ $204,096 $400,145 $107,574 $371,305 $168,016 $321,119
International............       --       --    6,979       --   17,737   17,300
                          -------- -------- -------- -------- -------- --------
  Total.................. $204,096 $400,145 $114,553 $371,305 $185,753 $338,419
                          ======== ======== ======== ======== ======== ========

Summary of Quarterly Results (unaudited)

                                           Operating    Net    Basic   Diluted
       Quarters ended         Revenues(1) Income(2,3) Income   EPS(4)  EPS(4)
       --------------         ----------- ----------- -------  ------  -------
                                  (in thousands, except per share data)
1988
March 31, 1998...............   $46,139     $ 6,167   $   708  $ 0.04  $ 0.03
June 30, 1998................    54,440       9,194     2,358    0.12    0.12
September 30, 1998...........    56,320       6,237       448    0.02    0.02
December 31, 1998............    47,197       5,165      (134)  (0.01)  (0.01)

Seven months ended December
 31, 1997
August 31, 1997..............   $54,098     $11,368   $16,115  $ 0.80  $ 0.80
November 30, 1997............    48,169       5,510     5,503    0.28    0.27

Fiscal 1997
November 30, 1996............   $44,950     $ 4,822   $10,615  $ 0.51  $ 0.50
February 28, 1997............    39,703       2,263     3,448    0.16    0.16
May 31, 1997.................    51,447       9,920    11,420    0.56    0.55

--------
(1) Revenues reflect revenues from continuing operations.
(2) Operating income reflects income from continuing operations before interest expense, income taxes and extraordinary items.
(3) Operating income for the quarter ending August 31, 1997 was adjusted to reclassify certain expenses relating to European hotels from discontinued operations to continuing operations. The adjustment has no impact on Net Income for the quarter.
(4) Basic EPS and Diluted EPS for periods prior to October 15, 1997 have been effected for the one-for-three reverse stock split.

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

               Name                Age                     Position
               ----                ---                     --------
Stewart Bainum, Jr................  53 Chairman of the Board of Directors
Frederic V. Malek.................  62 Director
Paul A. Gould.....................  53 Director
Carole Y. Prest...................  47 Director
Keith B. Pitts....................  41 Director
Christine A. Shreve...............  41 Director
Donald J. Landry..................  50 Chief Executive Officer and Vice Chairman

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

  Paul A. Gould. Member of the Board of the Company since November 1996. Managing Director of Allen & Company Incorporated (investment banking firm) for over five years and other positions at Allen Company Incorporated since 1973. Director: Telecommunications International, Inc.; Ascent Entertainment Group; United Video Satellite Group, Inc.; and National Patent Development Corporation; Board of Trustees of The New School, The Hackley School and The Holderness School.

  Carole Y Prest. Member of the Board of the Company since November 1997. President, Maridea LLC, a strategy planning consulting firm, since December 1998; Vice President, Corporate Strategic Planning of Manor Care since September 1995; Vice President and General Manager and various other positions at Gen Rad, Inc. from May 1985 to 1994.

  Keith B. Pitts. Member of the Board of the Company since November 1997. President and Chief Executive Officer of the Mariner Post-Acute Network, Inc. since November 1997; Consultant to Apollo from August 1997 to November 1997; Consultant to Tenant Healthcare Corp. ("Tenant") from February 1997 to August 1997; Executive Vice President and Chief Executive Financial Officer of orNda HealthCorp from August 1992 until its merger with Tenet in January 1997.
Director: Mariner Post-Acute Network, Inc.

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

Item 11. Executive Compensation.

                            EXECUTIVE COMPENSATION

                          Summary Compensation Table

                             Annual Compensation(1)        Long-Term compensation
                          -------------------------------- ---------------------------
                                                                                        Stock
                                                                          Restricted   Option
   Name and Principal     Fiscal                                             Stock     Shares         All Other
        Position          Year(1)   Salary         Bonus     Other       Awards ($)(2) (#)(3)      Compensation(4)
   ------------------     ------- ----------     --------- ---------     ------------- -------     ---------------
Stewart Bainum, Jr.(5)..   1998            0                        (6)           --        --               --
Chairman                   1997A     148,310        47,683          (6)           --        --               --
                           1997B     656,357       388,520          (6)           --    60,000(7)            --

Donald J. Landry(8).....   1998      424,463       198,533                 95,077.85   110,000        19,631.91
Vice Chairman and Chief
 Executive                 1997A     421,975       200,508                        --   106,000(9)         6,035
Officer                    1997B     404,250       200,508          (6)           --   100,000(10)        6,035

James A.
 MacCutcheon(11)........   1998      322,980       141,196                 52,542.01    50,000        20,304.00
Executive Vice
 President,                1997A     312,900        52,263                        --    46,500(12)       18,682
Chief Financial Officer
 & Treasurer               1997B     313,578       158,953          (6)           --    67,500(13)       18,682

Antonio DiRico..........   1998      259,500       100,120                 35,194.56    65,000         8,360.15
President                  1997A     250,499        86,524                        --    80,600(14)        3,043
                           1997B     196,200        86,584          (6)           --    25,000(15)        3,043

Kevin D. Hanley.........   1998      175,000        51,594                 27,750.79    45,000               --
Senior Vice President      1997A     174,999        84,452          (6)           --    51,200(16)           --
Real Estate Development    1997B     144,890        51,776          (6)           --     2,727(17)           --

Gregory Miller..........   1998   158,350.34     66,538.92          (6)    20,297.20    20,000         7,110.37
Senior Vice President      1997A          --            --                        --        --               --
Human Resources            1997B          --            --                        --        --               --

Douglas H. Verner.......   1998   117,691.68(18) 12,326.09 76,660.70(19)    7,610.32    42,036               --
Senior Vice President      1997A          --            --                        --        --               --
General Counsel &
 Secretary                 1997B          --            --                        --        --               --

--------
 (1) On September 16, 1997, the Company changed its fiscal year end on May 31 to December 31. Accordingly, the summary compensation information presented is for the twelve months ended December 31, 1997 ("1997A"), the fiscal year ended May 31, 1997 ("1997B"). Summary compensation data paid to the Named Officers during the period between January 1, 1997 and May 31, 1997 is reflected in each of the 1997A and 1997B periods.
 (2) On June 29, 1998, the Company issued restricted stock to officers in lieu of merit increases for calendar year 1998. The restricted stock vest over three (3) years.
 (3) For all of the Named Officers, except for Mr. MacCutcheon the grants in 1997B represent options to purchase shares of Manor Care common stock. In connection with the Manor Care Spin-off, the options to purchase Manor Care common stock were converted, in some cases 100%, to options to purchase Company common stock. For Mr. MacCutcheon and with respect to grants in 1997B and or all of the Named Officers with respect to grants in 1997A, represents options to acquire shares of Company common stock. In connection with the Spin-off, the options to purchase Company common stock were converted to successor options to purchase Company common stock and Choice common stock. In all cases, however, the exercise prices were adjusted to maintain the same financial value to the option holder before and after the Manor Care Spin-off and the Choice Spin-off.
 (4) Represents amounts contributed by the Company for 1998, 1997A and 1997B under their respective 401(k) Plan and Non-Qualified Savings Plan, which provide retirement and other benefits to eligible employees, including the Named Officers. The value of the amounts contributed in stock by the Company for 1998, 1997A and 1997B under the 401(k) Plan and Non-qualified Savings Plan, respectively, for the Named Offices were as follows: Mr. Landry, $19,631.91, $2,375 and $3,660; Mr. MacCutcheon, $20,304.00,
     $6,240 and $12,443; Mr. DiRico, $8,360.15, $966 and $2,077; and Mr.
     Miller $7,110.37.
 (5) For part of 1998 and 1997B, Mr. Bainum, Jr. was the Chairman and Chief Executive Officer of Manor Care and the Company. The compensation reflected here for 1997B is the total compensation received for services rendered to both Manor Care and Company. Nineteen Hundred and ninety-seven A (1997A), represents the amount of compensation paid solely by the Company.
 (6) The value of perquisites and other compensation does not exceed the lesser of $50,000 or 10% of the amount of annual salary and bonus paid as to any of the Named Officers.
 (7) In connection with the Spin-off, these options were converted on a pro rata basis into options to acquire 20,000 shares of Company common stock at an exercise price of $7.1894 and 60,000 shares of Choice at an exercise price of $12.1130.
 (8) Mr. Landry was appointed Vice Chairman and Chief Executive Officer upon the Spin-off. Prior to the Spin-off, he was President of the Company.
 (9) In connection with the Spin-off, these options were converted into options to purchase 124,631 shares of Company common stock at an exercise price of $7.8815 and 53,000 shares of Choice common stock at an exercise price of $13.2791.
(10) In connection with the Spin-off, these options were converted into options to purchase 291,795 shares of Company common stock at an exercise price of $7.1894 and 153,497 shares of Choice common stock at an exercise price of $12.113.
(11) For 1996 and part of 1997B, Mr. MacCutcheon was Senior Vice President, Chief Financial Officer and Treasurer of Manor Care and the Company. On November 1, 1996, Mr. MacCutcheon resigned from Manor Care and assumed the position of Executive Vice President, Chief Financial Officer and Treasurer of the Company. The compensation reflected for 1996 and 1997B are total compensation received for services rendered to both Manor Care and the Company. For the period of 1997B after the Manor Care Spin-off, the amount of compensation paid solely by the Company was 209,052 for salary and $103,690 for bonus. In connection with the Spin-off, the Company and Choice entered into a Consulting Agreement whereby Choice would reimburse the Company for 30% of Mr. MacCutcheon's base salary and bonus from October 15, 1997 through November 1, 2001. See "Certain Relationships and Related Transactions."
(12) In connection with the Spin-off, these options were converted into options to purchase 54,673 shares of Company common stock at an exercise price of $7.835 and 23,250 shares of Choice common stock at an exercise price of $13.2008.
(13) In connection with the Spin-off, these options were converted into options to purchase 138,806 shares of Company common stock at an exercise price of $6.884, 47,082 shares of Company common stock at an exercise price of $7.1894, 30,308 shares of Choice at an exercise price of $11.5986 and 15,642 shares of Choice common stock at an exercise price of $12.113.
(14) In connection with the Spin-off, these options were converted into options to purchase 111,739 shares of Company common stock at an exercise price of $7.835 and 30,225 shares of Choice common stock at an exercise price of $13.2008.
(15) In connection with the Spin-off, these options were converted into options to purchase 82,498 shares of Company common stock at an exercise price of $7.1894 and 32,706 shares of Choice common stock at an exercise price of $12.113.
(16) In connection with the Spin-off, these options were converted into options to purchase 70,981 shares of Company common stock at an exercise price of $7.835 and 19,200 shares of Choice common stock at an exercise price of $13.2008.
(17) In connection with the Spin-off, these options were converted into options to purchase 3,779 shares of Company common stock at an exercise price of $7.1894 and 1,024 shares of Choice common stock at an exercise price of $12.113.
(18) Mr. Verner joined Sunburst in March 1998 as Senior Vice President, General Counsel and Secretary. On an annualized basis, his base salary is $150,000 per year.
(19) Other compensation for Mr. Verner is reimbursement of relocation expenses.

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

                                                                        Potential
                                                                   Realizable Value of
                                                                     Assumed Rate of
                                                                       Stock Price
                                                                    Appreciation for
                                         Individual Grants           Option Term(1)
                                 --------------------------------- -------------------
                                 Percentage of Exercise
                         Number  Total Options   Base
                           of     Granted to    Price
                         Options all Employees   Per    Expiration
          Name           Granted    in 1998     Share      Date     5%(2)     10%(3)
          ----           ------- ------------- -------- ---------- -------- ----------
Stewart Bainum, Jr......       0       --           --        --         --         --
Donald J. Landry(4)..... 110,000     25.6%      $6.406   6/29/08   $443,157 $1,123,045
James A.
 MacCutcheon(4).........  50,000     11.5%       6.406   6/29/08    201,435    510,475
Antonio DiRico(4).......  65,000     15.1%       6.406   6/29/08    261,866    663,618
Kevin P. Hanley(4)......  45,000     10.4%       6.406   6/29/08    181,292    459,428
Gregory Miller(4).......  20,000      4.6%       6.406   6/29/08     80,574    204,190
Douglas Verner(4).......  35,036     10.4%       8.759   3/31/08    197,798    489,089
                          10,000                 6.406   6/29/08     40,287    102,095

                          STOCK OPTION GRANTS IN 1998

--------
(1) The dollar amounts under these columns are the result of calculations at the 5% and 10% rates set by the Securities and Exchange Commission and therefore are not intended to forecast future possible appreciation, if any, of the stock price. Since options are granted at market price, a zero percent gain in the stock price will result in no realizable value to the optionees.
(2) A 5% per year appreciation in stock price from $6.406 per share yields $10.437 and from $8.759 per share yields $14.2675.
(3) A 10% per year appreciation in stock price from $6.406 per share yields $16.6155 and from $8.759 per share yields $22.7186.
(4) The options granted to the officers vest at the rate of 20% per year on the first through the fifth anniversaries of the date of the stock option grant.

                      AGGREGATED OPTION EXERCISES IN 1998
                          AND YEAR-END OPTION VALUES

                                                                                  Value of Unexercised
                                                  Number of Unexercised Options  in-the-money Options at
                            Shares                    at December 31, 1998          December 31, 1998
                           Acquired      Value    ----------------------------- -------------------------
          Name           on Exercise # Realized $ Exercisable # Unexercisable # Exercisable Unexercisable
          ----           ------------- ---------- ------------- --------------- ----------- -------------
Stewart Bainum, Jr. ....                              83,889         36,112     126,381.38     8,811.35
Donald J. Landry........                             233,605        707,962      96,294.03   238,468.96
James A. MacCutcheon....                             181,595        310,332      92,639.01    41,629.29
Antonio DiRico..........                              66,595        239,230       2,513.98     4,154.01
Kevin P. Hanley.........                              15,707        104,053             --           --
Gregory Miller..........                              10,739         62,953             --           --
Douglas H. Verner.......                                  --         45,036             --           --

--------
(1) The closing prices of Company common stock and Choice's common stock as reported by the New York Stock Exchange on December 31, 1998 was $4.25. The value is calculated on the basis of the difference between the option exercise price and such closing price multiplied by the number of shares of Company common stock underlying the option.

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

  Assuming that the following officers continue to be employed by the Company until they reach age 65, their credited years of service are as follows:

                                                                        Years of
                                                                        Service
                                                          Current Years  at Age
                      Name of Individual                   of Service      65
                      ------------------                  ------------- --------
      Donald J. Landry...................................        7         22
      James A. MacCutcheon...............................       11         30
      Antonio DiRico.....................................        7         25
      Kevin P. Hanley....................................        4         28
      Gregory Miller.....................................        7         26
      Douglas H. Verner..................................        1         20

  The table below sets forth estimated annual benefits payable upon retirement to persons in specified compensation and years of service classifications. These benefits are straight life annuity amounts, although participants have the option of selecting a joint and 50% survivor annuity or ten-year certain payments. The benefits are not subject to offset for social security and other amounts.

                          Years of Service/Benefit as
                      Percentage of Final Average Salary

      Remuneration                                                                       25 or
        more/30%                                            15/15%                      20/22.5%
      ------------                                         --------                     --------
      $300,000                 $45,000                     $ 67,500                     $ 90,000
       350,000                  52,500                       78,750                      105,000
       400,000                  60,000                       90,000                      120,000
       450,000                  67,500                      101,250                      135,000
       500,000                  75,000                      112,500                      150,000
       600,000                  90,000                      135,000                      180,000

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

                                              Shares of Common    Percent of
                                                   Stock            Shares
             Name of Beneficial Owner        Beneficially Owned Outstanding(1)
             ------------------------        ------------------ --------------
      Stewart Bainum, Jr....................     5,330,691(2)       27.19%
      Antonio DiRico........................        85,854(3)           *
      Gregory Miller........................        13,881(4)           *
      Paul A. Gould.........................       126,038(5)           *
      Kevin P. Hanley.......................        19,773(6)           *
      Donald J. Landry......................       252,103(7)           *
      James A. MacCutcheon..................       188,393(8)           *
      Frederic V. Malek.....................         7,938(9)           *
      Keith B. Pitts........................         5,318(10)          *
      Carole Y. Prest.......................         8,485(11)          *
      Christine A. Shreve...................         5,782(12)          *
      All Directors and Officers as a Group
       (12 persons).........................     7,126,943(13)      36.35%
      Barbara Bainum........................     1,840,585(14)       9.39%
      Bruce Bainum..........................     1,837,434(15)       9.37%
      Stewart Bainum........................     3,398,734(16)      17.34%
      Ronald Baron..........................     5,870,140(17)      29.94%

--------
  * Less than 1% of class.
 (1) Percentages are based on 19,606,006 shares outstanding on December 31, 1998 (the "Record Date") plus, for each person, the shares which would be issued assuming that such person exercises all options it holds which are exercisable on such date or become exercisable within 60 days thereafter.
 (2) Includes 183,051 shares owned directly by the Stewart Bainum, Jr. Declaration of Trust dated March 13, 1996, the sole trustee and beneficiary of which is the reporting person. Also includes 1,805,920 shares owned by Bainum Associates Limited Partnership ("Bainum Associates") and 1,471,750 shares owned by MC Investments Limited Partnership ("MC Investments"), in both of which Mr. Bainum, Jr. is managing general partner with the sole right to dispose of the shares; 1,189,290 shares held directly by Realty Investment Company, Inc. ("Realty"), a real estate management and investment company in which Mr. Bainum, Jr. has shared voting authority; 593,209 shares owned by Mid Pines Associates Limited Partnership ("Mid Pines"), in which Mr. Bainum, Jr. is managing general partner and has shared voting authority and 3,533 shares owned by the Foundation for Maryland's Future, in which Mr. Bainum, Jr. is the sole director. Also includes 83,889 shares which Mr. Bainum, Jr. has the right to acquire pursuant to stock options which are presently exercisable or which become exercisable within 60 days after the Record Date, and 49 shares which Mr. Bainum, Jr. has the right to receive upon termination of his employment with Sunburst pursuant to the terms of the Non-Qualified Retirement Savings and Investment Plan ("Non-Qualified Savings Plan").
 (3) Includes 3,561 shares held directly by Mr. DiRico and 3,779 shares and 11,919 shares, respectively, which Mr. DiRico has the right to receive upon termination of his employment pursuant to the terms of the Retirement Savings and Investment Plan ("401(k) Plan") and Non-Qualified Savings and Investment Plan ("Non-Qualified Plan"). Also includes 66,595 shares, which Mr. DiRico has the right to acquire pursuant to stock options which are currently exercisable or become exercisable upon 60 days of the Record Date.

 (4) Includes 2,406 held directly by Mr. Miller and 164 and 572 shares, respectively, which Mr. Miller has the right to receive upon termination of his employment pursuant to the terms of the 401(k) Plan and Non-Qualified Plan. Also includes 10,739 shares which Mr. Miller has the right to acquire pursuant to stock options which are currently exercisable or become exercisable upon 60 days of the Record Date.
 (5) Includes 124,079 shares held directly by Mr. Gould, 4132 shares of restricted stock granted under the Non-Employee Director Stock Compensation Plan to Mr. Gould which are not vested but which Mr. Gould has the right to vote and 1,959 shares which Mr. Gould has a right to acquire pursuant to stock options which are presently exercisable or become exercisable within 60 days of the Record Date.
 (6) Includes 4,066 shares held directly by Mr. Hanley and 15,707 shares Mr. Hanley has the right to acquire pursuant to stock options which are presently exercisable or which become exercisable within 60 days after the Record Date.
 (7) Includes 18,498 shares owned directly by Mr. Landry and 233,605 shares Mr. Landry has the right to acquire pursuant to stock options which are presently exercisable or which become exercisable within 60 days after the Record Date.
 (8) Includes 5,000 shares owned directly by Mr. MacCutcheon and 659 and 1,167 shares, respectively, which Mr. MacCutcheon has the right to receive upon termination of his employment pursuant to the 401(k) and Non-Qualified Plan. Also includes 100 shares held by minor children. Beneficial ownership of such shares is disclaimed. Also includes 181,567 shares Mr. MacCutcheon has the right to acquire pursuant to stock options which are presently exercisable or which become exercisable within 60 days after the Record Date.
 (9) Includes 1,162 shares held directly by Mr. Malek, 2,555 shares which Mr. Malek has the right to acquire pursuant to stock options which are presently exercisable or become exercisable within 60 days of the Record Date and 4,221 restricted shares granted under the Non-Employer Director Stock Compensation Plan which are not vested, but which Mr. Malek has the right to vote.
(10) Consists of 5,318 restricted shares granted under the Non-Employer Director Stock Compensation Plan which are not vested, but which Mr. Pitts has the right to vote.
(11) Includes 5,457 restricted shares granted under the Non-Employer Director Stock Compensation Plan which are not vested, but which Ms. Prest has the right to vote. Also includes 3,028 shares Ms. Prest has the right to acquire pursuant to stock options which are presently exercisable or which become exercisable within 60 days after the Record Date.
(12) Includes 1,600 shares held directly by Ms. Shreve and 4,182 restricted shares granted under the Non-Employer Director Stock Compensation Plan which are not vested, but which Ms. Shreve has the right to vote.
(13) Includes a total of 599,644 shares which the officers and directors included in the group have the right to acquire pursuant to stock options which are presently exercisable, or exercisable within 60 days of the Record Date, and a total of 4,602 shares and 13,707 shares, respectively, which such directors and officers have the right to receive upon termination of their employment with Sunburst pursuant to the terms of the 401(k) Plan and the Non-Qualified Savings Plan.
(14) Includes 34,236 shares held directly by Ms. Bainum and 415 restricted shares granted under the Non-Employer Director Stock Compensation Plan which are not vested, but which Ms. Bainum has the right to vote. Also includes 593,209 shares owned by Mid Pines, in which Ms. Bainum is a general partner and has shared voting authority, 1,189,290 shares owned by Realty in which Ms. Bainum's trust has voting stock and shared voting authority and 23,435 shares owned by Commonweal Foundation, in which Ms. Bainum is a Director and has shared voting authority. Ms. Bainum's address is 8737 Colesville Road, Suite 800, Silver Spring, Maryland, 20910.
(15) Includes 31,500 shares held directly by Mr. Bainum . Also includes 593,209 shares owned by Mid Pines, in which Ms. Bainum is a general partner and has shared voting authority, 1,189,290 shares owned by Realty in which Mr. Bainum's trust has voting stock and shared voting authority and 23,435 shares owned by Commonweal Foundation, in which Mr. Bainum is a Director and has shared voting authority. Mr. Bainum's address is 8737 Colesville Road, Suite 800, Silver Spring, Maryland, 20910.

(16) Includes 1,303,010 shares held directly by the Stewart Bainum Declaration of Trust, of which Mr. Bainum is the sole trustee and beneficiary, his joint interest in 312,308 shares owned by Bainum Associates and 387,803 shares owned by MC Investments, each of which is a limited partnership in which Mr. Bainum has joint ownership with his wife as a limited partner and as such has the right to acquire at any time a number of shares equal in value to the liquidation preference of their limited partnership interests; 1,189,290 shares held directly by Realty, in which Mr. Bainum and his wife have shared voting authority; and 23,435 shares held by the Commonweal Foundation of which Mr. Bainum is Chairman of the Board of Directors and has shared voting authority. Also includes 266,237 shares held by the Jane L. Bainum Declaration of Trust, the sole trustee and beneficiary of which is Mr. Bainum's wife, and 2,000 shares which Mr. Bainum has the right to acquire pursuant to stock options which are presently exercisable or which become exercisable within 60 days after the Record Date. Also includes 514 shares of restricted stock granted under the Company's Non-Employee Director Stock Compensation Plan ("Non-Employee Director Stock Compensation Plan") to Mr. Bainum which are not vested but which Mr. Bainum has the right to vote.
(17) As of October 16, 1997 based on a Schedule 13-D, as amended, filed by Mr. Baron with the Securities and Exchange Commission (the "Commission"). Mr. Baron's address is 450 Park Avenue, Suite 2800, New York, New York 10022.

Item 13. Certain Relationships and Related Transactions

 Relationship with Manor Care

  Stewart Bainum, Jr. is the Chairman of the Company's Board of Directors and of HCR Manor Care's Board of Directors.

 Manor Care Lease Agreements

  In connection with the Manor Care Spin-off, the Company and Manor Care entered into a lease agreement with respect to the complex at 10750 and 10770 Columbia Pike, Silver Spring, Maryland (the "Silver Spring Complex") at which the Company's principal executive offices were located (the "Silver Spring Lease"). After the Spin-off, the Company remained obligated under the Silver Spring Lease and had subleased space at 10750 Columbia Pike to Choice Hotels International, Inc. ("Choice") pursuant to a sublease. In June 1998, Manor Care sold the Silver Spring Complex and the Company enter into a new lease with the new owner. The sublease was terminated.

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

  On December 28, 1998, Choice and the Company amended the Strategic Alliance Agreement to: (i) cancel the Company's option to acquire the MainStay Suites system; (ii) cap termination fees with respect to franchise agreements at $100,000, and eliminate termination fees on any hotels Sunburst sells; (iii) change the Company's development obligations to 13 Sleep Inns and 25 MainStay Suites by October 15, 2001; and (iv) provide certain other global amendments to the Company's franchise agreements.

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

   Termination by Sunburst

  The Company (except with respect to one property as described below) may terminate a Franchise Agreement if Choice defaults on its material obligations under such Franchise Agreement and fails to cure such defaults within 30 days following written notice. An amendment to the Strategic Alliance Agreement allows Sunburst to terminate a franchise agreement if Sunburst sells a hotel without additional payment to Choice.

   Termination by Choice

  Choice may suspend or terminate a Franchise Agreement at any time, if, among other things, the Company (a) fails to submit reports when due; (b) fails to pay amounts due under such Franchise Agreement; (c) fails to pay its debts generally as they become due; or (d) receives two or more notices of default for similar reasons for any 12 month period. Choice may terminate a Franchise Agreement immediately upon notice to the Company if, among other things, (a) certain bankruptcy events occur with respect to the Company; (b) the Company loses possession or the right to possession of the Property; (c) the Company breaches transfer restrictions in the related Franchise Agreement; (d) any action is taken to dissolve or liquidate the Company; or (e) there is a threat or danger to the public health and safety in the continued operation of the Property.

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

  Stewart Bainum Jr. serves as Chairman of the Boards of Directors of both the Company and Choice. Frederick V. Malek serves as a director of each of the Company and Choice. As a result of the Choice Spin-off, Messrs. Bainum, Jr. and Malek, as well as certain other officers and directors of the Company and Choice, also own shares and/or options or other right to acquire shares in each of the Company and Choice. Appropriate policies and procedures are followed by the Board of Directors of Choice and the Company to limit the involvement of the overlapping directors (and, if appropriate, relevant officers of such companies) in conflict situations, including requiring them to abstain from voting as directors of either Choice or the Company on certain matters which present a conflict between the two companies.

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

    1. Financial Statements

  The Consolidated Financial Statements filed with this Form 10-K are listed in
Item 8 above.

    2. Financial Statement Schedules

  The following reports are filed herewith on the pages indicated:

      Schedule I: Condensed Financial Information......................... p. 67
      Schedule III: Real Estate and Accumulated Depreciation.............. p. 71

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

 10.24 Omnibus Amendment Agreement dated as of December 29, 1998 by and among
       Registrant and Choice Hotels International, Inc.******

 21.01 Subsidiaries of the Registrant

 27.01 Financial Data Schedule

 99.01 Proxy Statement dated March 23, 1998 (information incorporated by reference)

--------
     * Incorporated by reference to the Company's Registration Statement on Form 10, File No. 001-11915.
    ** Incorporated by reference to the Company's 8-K dated October 15, 1997, filed October 29, 1997.
   *** Incorporated by reference to the Company's 8-K dated October 15, 1997, filed December 17, 1997.
  **** Incorporated by reference to the Company's Registration Form 10-K for the fiscal year ended May 31, 1997, filed August 15, 1997.
 ***** Incorporated by reference to Company's 8-K dated February 23, 1998, filed March 11, 1998.
****** Incorporated by reference to Company's 8-K dated December 29, 1998, filed December 31, 1998.

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

                                         SUNBURST HOSPITALITY CORPORATION

Dated: March 29, 1999

                                                        /s/
                                          By:__________________________________
                                                  James A. MacCutcheon
                                                Executive Vice President,
                                               Chief Financial Officer and
                                                        Treasurer

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

              Signature                      Title                   Date

   /s/                               Chairman                  March 29, 1999
-----------------------------------
        Stewart Bainum, Jr.

   /s/                               Vice Chairman and Chief   March 29, 1999
                                      Executive Officer
-----------------------------------
         Donald J. Landry

   /s/                               Director                  March 29, 1999
-----------------------------------
           Paul A. Gould

   /s/                               Director                  March 29, 1999
-----------------------------------
         Frederic V. Malek

   /s/                               Director                  March 29, 1999
-----------------------------------
          Keith B. Pitts

   /s/                               Director                  March 29, 1999
-----------------------------------
          Carole Y. Prest

   /s/                               Director                  March 29, 1999
-----------------------------------
        Christine A. Shreve

   /s/                               Vice President--          March 29, 1999
                                      Accounting and Hotel
-----------------------------------   Systems (Chief
      Charles M. Warczak, Jr.         Accounting Officer)

                   CONSENT OF INDEPENDENT PUBLIC ACCOUNTANTS

  As independent public accountants, we hereby consent to the incorporation of our reports included in this Form 10-K, into the Company's previously filed Registration Statements File No. 333-14203, No.333-15661, No. 333-17577 and No. 333-17575.

                                          Arthur Andersen LLP

Washington, D.C.
March 26, 1999

                                                                   Exhibit 21.01

                                  SUBSIDIARIES

BOULEVARD MOTEL CORP.
    Arlington Spirits Corp.
    Bay Ridge Spirits Corp.
    Biscayne Land Associates, Inc.
    Biscayne Properties, Inc.
    Bowling Green Inn--Brandywine, Inc.
    Cardinal Beverage Corp.
    Everglades Beverage Corp.
    Fairways Beverage Corp.
    Fairways, Inc.
    First Choice Properties Corp.
            First Choice Capital Corp.
            QI Capital Corp.
    MCH Baltimore Corp.
    MCH Hot Springs Corp.
    MCH Lincoln Corp.
    MCH Roanoke Corp.
    MCH Springfield Corp.
    MCH Wichita Corp.
    MCHD Cypress Creek Corp.
    MCHD Ft. Lauderdale Corp.
    MCHD Hampton Corp.
    Pikesville Hotel Corp.
    Raleigh Hotel Holdings, Inc.
    West Montgomery Hotel Holdings, Inc.
    MCH Shady Grove Corp.
CACTUS HOTEL CORP.
CHOICE MANAGEMENT & REALTY SERVICES, INC.
    Beltway Management Company
COMFORT CALIFORNIA, INC.
GULF HOTEL CORP.
HEFRU FOOD SERVICES, INC.
QCM BEVERAGES, INC. (49%; 51% Texas resident)
QCM CORPORATION
SUNBURST HOTEL CORP.
THICKET, INC. (THE) (Non-Profit; owned by members)

Subsidiaries are wholly-owned except where indicated.

                                                                   Exhibit 27.01

               SUNBURST HOSPITALITY CORPORATION AND SUBSIDIARIES

                            As of and for the
                              period ended
                            December 31, 1998
Item Description             (In thousands)
----------------            -----------------

PERIOD TYPE                         12 months
FISCAL YEAR END             December 31, 1998
PERIOD START                  January 1, 1998
CASH                                    4,113
SECURITIES                                  0
RECEIVABLES                             7,271
ALLOWANCES                                611
INVENTORY                                   0
CURRENT ASSETS                              0
PP&E                                  446,917
DEPRECIATION                           83,894
TOTAL ASSETS                          422,511
CURRENT LIABILITIES                         0
BONDS                                 279,762
PREFERRED-MANDATORY                         0
PREFERRED                                   0
COMMON                                    244
OTHER-SE                              105,606
TOTAL LIABILITY AND EQUITY            422,511
SALES                                       0
REVENUES                              204,096
CGS                                         0
TOTAL COSTS                           173,069
OTHER EXPENSES                          4,264
LOSS PROVISION                              0
INTEREST EXPENSE                       20,512
INCOME-PRETAX                           6,251
INCOME-TAX                              2,563
INCOME-CONTINUING                       3,688
DISCONTINUED                                0
EXTRAORDINARY                            (308)
CHANGES                                     0
NET INCOME                              3,380
EPS-BASIC                                0.17
EPS-DILUTED                              0.17

                                                                      SCHEDULE I
                                                                     PAGE 1 OF 4

                        SUNBURST HOSPITALITY CORPORATION

                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                                 BALANCE SHEETS

                                 (IN THOUSANDS)

                                                            As of
                                                    ---------------------
                                                    December 31, December 31,
                                                        1998         1997
                                                    ------------ -------------
                      ASSETS
Real estate, net...................................   $253,812   $225,893
Real estate held for sale..........................      7,698         --
Receivables, net...................................      4,620      3,896
Net investment in restricted subsidiaries..........     31,342     35,439
Other assets.......................................      4,914      6,664
Cash and cash equivalents..........................      3,576      4,348
Net investment in discontinued operations..........         --         --
                                                      --------   --------
  Total assets.....................................   $305,962   $276,240
                                                      ========   ========

       LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Debt...............................................   $170,292   $132,304
Accounts payable and accrued expenses..............     26,981     52,202
Other liabilities..................................      6,052      2,427
                                                      --------   --------
  Total liabilities................................    203,325    186,933
                                                      ========   ========

Stockholders' Equity
Common stock.......................................        642        641
Additional paid-in-capital.........................    171,064    169,138
Retained earnings..................................     (3,213)   (16,546)
Cumulative translation adjustment..................         --         --
Treasury stock, at cost............................    (65,856)   (63,926)
                                                      --------   --------
  Total stockholders' equity.......................    102,637     89,307
                                                      --------   --------
  Total liabilities and stockholders' equity.......   $305,962   $276,240
                                                      ========   ========

                                                                      SCHEDULE I
                                                                     PAGE 2 OF 4
                        SUNBURST HOSPITALITY CORPORATION

                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                              STATEMENTS OF INCOME

                                 (IN THOUSANDS)

                          For the year For the seven
                             ended     months ended
                          December 31, December 31,  For the fiscal year ended May 31,
                          ------------ ------------- ----------------------------------
                              1998         1997            1997             1996
                          ------------ ------------- ---------------- -----------------
Revenues................    $104,494      $55,487    $         87,262 $          62,467

Operating expenses......      82,480       44,506              69,780            56,336
Provision for asset
 impairment and other
 non-recurring charges..       4,264        5,119                  --            24,595
Depreciation and
 amortization...........      17,118        8,561              10,988             7,562
Interest expense........      11,549        4,580               6,484             3,211
                            --------      -------    ---------------- -----------------
  Total expenses........     115,411       62,766              87,252            91,704
                            ========      =======    ================ =================
Income before income
 taxes and equity in
 earnings of restricted
 subsidiaries...........     (10,917)      (7,279)                 10           (29,237)
Equity in earnings of
 restricted
 subsidiaries...........      17,168        6,951              11,830             7,363
Income tax (benefit)
 expense................       2,563          (44)              5,035            (8,523)
                            --------      -------    ---------------- -----------------
Income (loss) from
 continuing operations..       3,688         (284)              6,805           (13,351)
Income from discontinued
 operations, net
 of tax.................          --       16,369              35,219            21,809
                            --------      -------    ---------------- -----------------
Net income before
 extraordinary item.....       3,688       16,085              42,024             8,458

Extraordinary item --
 loss from early
 extinguishment of debt
 (net of tax)...........         308           --               1,144                --
                            --------      -------    ---------------- -----------------
Net income..............    $  3,380      $16,085    $         40,880 $           8,458
                            ========      =======    ================ =================

                                                                      SCHEDULE I
                                                                     PAGE 3 OF 4

                        SUNBURST HOSPITALITY CORPORATION

                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                            STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)

                         For the year For the seven
                            ended     months ended  For the fiscal year ended
                         December 31, December 31,            May 31
                         ------------ ------------- ---------------------------
                             1998         1997          1997          1996
                         ------------ ------------- ------------  -------------
Net cash provided by
 (utilized by)
 continuing operations..   $ 27,411     $   2,316   $     20,282  $      10,474
Net cash provided by
 discontinued
 operations.............         --        20,876         46,724         32,645
                           --------     ---------   ------------  -------------
 Net cash provided from
  operating activities..     27,411        23,192         67,006         43,119
                           --------     ---------   ------------  -------------
Cash flows from
 investing activities
Investment in property
 and equipment, net.....    (52,735)      (51,213)       (60,641)       (28,735)
 Acquisition of
  operating hotel.......         --            --         (5,550)       (49,617)
 Distribution of
  Franchising segment...         --        (4,166)            --             --
                           --------     ---------   ------------  -------------
  Net cash utilized by
   continuing
   operations...........    (52,735)      (55,379)       (66,191)       (78,352)
  Net cash utilized by
   discontinued
   operations...........         --      (118,474)       (15,864)       (78,844)
                           --------     ---------   ------------  -------------
  Net cash utilized by
   investing
   activities...........    (52,735)     (173,853)       (82,055)      (157,196)
                           --------     ---------   ------------  -------------
Cash flows from
 financing activities
 Proceeds from mortgages
  and other long term
  debt..................     25,000        16,023         90,500             --
 Principal payments of
  debt..................     (2,238)      (90,694)          (951)          (645)
 (Repayment of) proceeds
  from notes payable to
  Manor Care, Inc.......         --       (37,022)            --         27,201
 Proceeds from note
  payable to Choice
  Hotels International..         --       115,000             --             --
 Proceeds from issuance
  of common stock.......        359         1,153          3,410             --
 Purchases of treasury
  stock.................     (2,141)      (10,554)       (53,150)            --
 Payable to Choice
  Hotels International,
  Inc. for net
  worth guarantee.......         --        15,000             --             --
 Advances from (to)
  restricted
  subsidiaries..........      3,572         6,503         11,028            (73)
 Advances (from) to
  Manor Care, Inc.,
  net...................         --            --         (9,971)        73,272
                           --------     ---------   ------------  -------------
  Net cash provided by
   continuing
   operations...........     24,552        15,409         40,866         99,755
  Net cash provided by
   (utilized by)
   discontinued
   operations...........         --       129,337        (19,730)        17,131
                           --------     ---------   ------------  -------------
  Net cash utilized by
   financing
   activities...........     24,552       144,746         21,136        116,886
                           --------     ---------   ------------  -------------
  Net change in cash and
   cash equivalents.....       (772)       (5,915)         6,087          2,809
  Cash and cash
   equivalents at
   beginning of period..      4,348        10,263          4,176          1,367
                           --------     ---------   ------------  -------------
  Cash and cash
   equivalents at end of
   period...............   $  3,576     $   4,348   $     10,263  $       4,176
                           ========     =========   ============  =============
  Cash and cash
   equivalents of
   continuing
   operations...........   $  3,576     $   4,348   $      6,471  $       1,073
  Cash and cash
   equivalents of
   discontinued
   operations...........         --            --          3,792          3,103

                                                                     SCHEDULE I
                                                                    PAGE 4 OF 4

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

Debt

  Aggregate debt maturities at December 31, 1998, are (in thousands):

      1999............................................................. $    377
      2000.............................................................   41,399
      2001.............................................................      688
      2002.............................................................  127,848
                                                                        --------
        Total.......................................................... $170,292
                                                                        ========

Dividends

  First Choice has not ever paid cash dividends to the Parent Company.

                                                                    SCHEDULE III
                                                                     PAGE 1 OF 2

                        SUNBURST HOSPITALITY CORPORATION

                    REAL ESTATE AND ACCUMULATED DEPRECIATION

                               DECEMBER 31, 1998

                                 (IN THOUSANDS)

                                Initial Cost to                           Gross Amount at December 31,
                                    Company                                           1998
                              --------------------                        -----------------------------
                                                   Subsequent                      Buildings
                                      Building and Capitalized   Asset                and               Accumulated    Date of
  Description    Encumbrances  Land   Improvements    Costs    Writedowns  Land   Improvements  Total   Depreciation Construction
  -----------    ------------ ------- ------------ ----------- ---------- ------- ------------ -------- ------------ ------------
All properties,
each less than
5% of total.....   $110,913   $45,846   $210,666     $84,716    $(3,400)  $56,007   $281,821   $337,828   $55,078      Various
                   Date   Depreciation
  Description    Acquired     Life
  -----------    -------- ------------
All properties,
each less than
5% of total..... Various    Various

                                                                   SCHEDULE III
                                                                    PAGE 2 OF 2

                       SUNBURST HOSPITALITY CORPORATION

                   REAL ESTATE AND ACCUMULATED DEPRECIATION

                               DECEMBER 31, 1998

                                (IN THOUSANDS)

  (A) The change in total cost of properties for the calendar year ended December 31, 1998, the seven months ended December 31, 1997 and fiscal years ended May 31, 1997 and 1996 is as follows:

Balance at May 31, 1995............................................... $192,919
  Additions:
    Acquisitions......................................................   52,270
    Capital expenditures..............................................   17,599
  Deductions:
    Dispositions and other............................................  (10,652)
    Write-downs.......................................................   (3,400)
                                                                       --------
Balance at May 31, 1996...............................................  248,736
  Additions:
    Acquisitions......................................................   21,278
    Capital expenditures..............................................   16,363
    Transfers from construction-in-progress...........................    3,831
  Deductions:
    Dispositions and other............................................   (7,008)
                                                                       --------
Balance at May 31, 1997...............................................  283,200
  Additions:
    Acquisitions......................................................       --
    Capital expenditures..............................................   22,562
    Transfer from construction-in-progress............................   19,772
  Deductions:
    Dispositions and other............................................     (170)
                                                                       --------
Balance at December 31, 1997..........................................  325,364
  Additions:
    Acquisitions......................................................       --
    Cap. Exp..........................................................    6,478
    Transfer from construction-in-progress............................   48,930
  Deductions:
    Dispositions and other............................................  (42,944)
                                                                       --------
Balance at December 31, 1998.......................................... $337,828
                                                                       ========

  (B) The change in accumulated depreciation and amortization for the calendar year ended December 31, 1998, the seven months ended December 31, 1997, and fiscal years ended May 31, 1997, 1996, and 1995 is as follows:

Balance at May 31, 1995................................................ $28,204
  Depreciation and amortization........................................   6,478
  Disposals............................................................  (4,865)
                                                                        -------
Balance at May 31, 1996................................................  29,817
                                                                        -------
  Depreciation and amortization........................................   8,992
  Disposals............................................................  (2,145)
                                                                        -------
Balance at May 31, 1997................................................  36,664
                                                                        -------
  Depreciation and amortization........................................   7,247
  Disposals............................................................      --
                                                                        -------
Balance at December 31, 1997...........................................  43,911
                                                                        -------
  Depreciation and amortization........................................  16,154
  Disposals............................................................  (4,987)
                                                                        -------
Balance at December 31, 1998........................................... $55,078
                                                                        =======

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