Form 10-Q
period 1999-03-31
SUNBURST HOSPITALITY CORP
filed 1999-05-13
CIK 1018146

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


        FOR THE QUARTER ENDED MARCH 31, 1999 COMMISSION FILE NO. 1-11915


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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.
                               Yes  X      No ___
                                    -


                                                       SHARES OUTSTANDING
          CLASS                                        AT MARCH 31, 1999
          -----                                        -----------------
     Common Stock, $0.01
     par value per share                                    19,181,000
                                                            ----------

================================================================================

                       SUNBURST HOSPITALITY CORPORATION

                                     INDEX
                                     -----

                                                                      PAGE
                                                                      ----
PART I.  FINANCIAL INFORMATION:

 Condensed Consolidated Balance Sheets -

       March 31, 1999 (Unaudited) and December 31, 1998                  3

    Condensed Consolidated Statements of Income -

       Three months ended March 31, 1999 and March 31, 1998
         (Unaudited)                                                     4

    Condensed Consolidated Statements of Cash Flows -

       Three months ended March 31, 1999 and March 31, 1999
         (Unaudited)                                                     5

    Notes to Condensed Consolidated Financial Statements (Unaudited)     6

    Management's Discussion and Analysis of Results of

       Operations and Financial Condition                               10

PART II.  OTHER INFORMATION                                             18

                       SUNBURST HOSPITALITY CORPORATION
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                (IN THOUSANDS)

                                                                                   As of
                                                                      -------------------------------
                                                                         March 31,      December 31,
                                                                           1999             1998
                                                                      --------------  ---------------
                              ASSETS

Real estate, net                                                         $ 406,484       $ 400,145
Receivables (net of allowance for doubtful
 accounts of $662 and $611, respectively)                                    6,499           7,271
Other assets                                                                10,928          10,982
Cash and cash equivalents                                                    5,606           4,113
                                                                      ------------    -------------
          TOTAL ASSETS
                                                                      ============    =============

                           LIABILITIES AND STOCKHOLDERS' EQUITY

Debt                                                                     $ 295,178       $  281,189

Accounts payable, accrued expenses and other liabilities                    32,769           38,685
                                                                      ------------    -------------

          TOTAL LIABILITIES                                                327,947          319,874

          TOTAL STOCKHOLDERS' EQUITY                                       101,570          102,637
                                                                      ------------    -------------
          TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                     $ 429,517       $  422,511
                                                                      ============    =============

The accompanying notes are in integral part of these Condensed Consolidated Balance Sheets.

                       SUNBURST HOSPITALITY CORPORATION
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                   (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                               For the three months ended March 31,
                                                                         ---------------------------------------------
                                                                                    1999                   1998
                                                                         ---------------------------------------------
REVENUES
   Rooms                                                                           $44,152                $39,982
   Food and beverage                                                                 4,067                  4,108
   Other                                                                             2,053                  2,049
                                                                                   -------                -------
      Total revenues                                                                50,272                 46,139
                                                                                   -------                -------

OPERATING EXPENSES

   Departmental expenses                                                            15,910                 15,164
   Undistributed operating expenses                                                 16,864                 14,962
   Depreciation and amortization                                                     6,295                  6,382
   Corporate                                                                         2,667                  3,464
                                                                                   -------                -------
      Total operating expenses                                                      41,736                 39,972
                                                                                   -------                -------

OPERATING INCOME                                                                     8,536                  6,167
                                                                                   -------                -------

INTEREST EXPENSE                                                                     6,023                  4,943
                                                                                   -------                -------

INCOME BEFORE INCOME TAXES, EXTRAORDINARY LOSS AND CUMULATIVE EFFECT OF
 A CHANGE IN ACCOUNTING PRINCIPLE                                                    2,513                  1,224


INCOME TAXES                                                                         1,005                    516
                                                                                   -------                -------

NET INCOME BEFORE EXTRAORDINARY LOSS AND CUMULATIVE EFFECT OF A CHANGE
 IN ACCOUNTING PRINCIPLE                                                             1,508                    708


EXTRAORDINARY LOSS FROM EARLY DEBT REDEMPTION, NET OF $42 TAX BENEFIT
                                                                                        98                      -

CUMULATIVE EFFECT OF A CHANGE IN ACCOUNTING PRINCIPLE, NET OF $421 TAX
 BENEFIT                                                                               599                      -
                                                                                   -------                -------

NET INCOME                                                                         $   811                $   708
                                                                                   =======                =======
Basic earnings per share
------------------------
   Net income before extraordinary loss and cumulative effect of a
      change in accounting principle                                               $  0.08                $  0.04
   Extraordinary loss                                                                (0.01)                     -
   Cumulative effect of a change in accounting principle                             (0.03)                     -
                                                                                   -------                -------

   Net Income                                                                      $  0.04                $  0.04
                                                                                   =======                =======

Diluted earnings per share
--------------------------
   Net income before extraordinary loss and cumulative effect of a
      change in accounting principle                                               $  0.08                $  0.03
   Extraordinary loss                                                                (0.01)                     -
   Cumulative effect of a change in accounting principle                             (0.03)                     -
                                                                                   -------                -------

   Net Income                                                                      $  0.04                $  0.03
                                                                                   =======                =======

The accompanying notes are an integral part of these condensed consolidated statements of income.

                        SUNBURST HOSPITALITY CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                         For the three months ended March 31,
                                                                 ----------------------------------------------------
                                                                           1999                       1998
                                                                 -------------------------  -------------------------
Operating Cash Flows
  Income before extraordinary loss and cumulative effect
     of change in accounting principle                                   $  1,508                   $    708
  Non-cash items                                                            9,835                      6,362
  Changes in assets and liabilities                                        (5,920)                      (572)
                                                                         --------                   --------
Net cash provided by operating activities                                   5,423                      6,498
Net cash utilized in investing activities                                 (12,631)                   (23,110)
Net cash provided by financing activities                                   8,701                     12,308
                                                                         --------                   --------
Net change in cash and equivalents                                          1,493                     (4,304)
CASH AND EQUIVALENT AT BEGINNING OF PERIOD                                  4,113                      5,908
                                                                         --------                   --------
Cash and equivalents at end of period                                    $  5,606                   $  1,604
                                                                         ========                   ========

The accompanying notes are an integral part of these condensed consolidated statements of cash flows.

                        SUNBURST HOSPITALITY CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1999
                                  (UNAUDITED)

The accompanying consolidated financial statements of Sunburst Hospitality Corporation and subsidiaries (the "Company") have been prepared by the Company without audit. Certain information and footnote disclosures normally included in financial statements presented in accordance with generally accepted accounting principles have been condensed or omitted. The Company believes the disclosures made are adequate to make the information presented not misleading. The consolidated financial statements should be read in conjunction with the Company's consolidated financial statements for the year ended December 31, 1998 and notes thereto included in the Company's Form 10-K, dated March 29, 1999. Certain reclassifications have been made to the prior year amounts to conform to current period presentation.

In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position of the Company as of March 31, 1999, the results of operations and cash flows for the three months ended March 31, 1999 and 1998, respectively. Interim results are not necessarily indicative of full year performance because of the impact of seasonal and short-term variations.

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

The following table illustrates the reconciliation of net income and number of shares used in the basic and diluted earnings per share ("EPS") calculations.

                                                                              For the three months ended March 31,
                                                                          --------------------------------------------
(in thousands except per share data)                                              1999                    1998
                                                                          --------------------------------------------
Net income before extraordinary loss and cumulative effect of
 accounting change                                                               $ 1,508                 $   708

Weighted average shares                                                           19,416                  19,956
                                                                                 -------                 -------

Basic EPS before extraordinary loss and cumulative effect of accounting
 change                                                                          $  0.08                 $  0.04
                                                                                 =======                 =======

Shares for basic EPS                                                              19,416                  19,956
Effect of dilutive employee stock options                                            160                     567
                                                                                 -------                 -------

Shares for diluted EPS                                                            19,576                  20,523
                                                                                 -------                 -------

Diluted EPS before extraordinary loss and cumulative effect of                   $  0.08                 $  0.03
 accounting change                                                               =======                 =======

The effect of dilutive securities is computed using the treasury stock method and average market prices during the period. Certain options to purchase common stock were not included in the computation of diluted earnings per share because the exercise price of the options exceeded the average market price of the common shares for the period. The following table summarizes such options.

                                                                March 31,
                                                ----------------------------------------
                                                         1999                1998
                                                ----------------------------------------
Number of shares                                      2,032,064              71,268
Weighted average exercise price                      $     7.01             $  9.43

As of April 1, 1999, the Company owned and managed 87 hotels with 12,020 rooms in 26 states under the following brand names: Comfort, Clarion, Sleep, Quality, MainStay, Rodeway and Econo Lodge.

At March 31, 1999, the Company has twelve hotels that are currently being
marketed for sale with a carrying value of $35.7 million.   In accordance with
Statement of Financial Accounting Standards No. 121 ("SFAS No. 121"), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," the Company has discontinued depreciating these assets while they are held for sale. In addition, SFAS No. 121 requires that assets held for sale be reported at the lower of the carrying amount or fair value less costs to sell. As the Company began actively marketing these hotels, it became apparent, given current real estate values, that certain asset carrying values exceeded estimated fair values less costs to sell. The Company, accordingly, recognized a $4 million asset impairment provision during 1998 to reduce the carrying value of certain of the assets to the estimated fair value less costs to sell. The twelve hotels held for sale reported total revenues of $4.8 million and $5.1 million for the three months ended March 31, 1999 and 1998, respectively.
Income from operations before interest, taxes, depreciation and amortization and allocations for corporate expenses of the twelve hotels was $1.7 million and $2.1 million for the three months ended March 31, 1999 and 1998, respectively.

The Company recognized an extraordinary loss of $98,000, net of taxes, in the three months ended March 31, 1999. The extraordinary loss represents a yield maintenance penalty and deferred financing fees associated with the early extinguishment of a portion of the Company's multi-class mortgage pass-through certificates (collectively, "the CMBS debt"). The prepayment was made as a result of the sale of one of the properties collateralizing the CMBS debt.

For purposes of providing orderly transitions after the Manor Care distribution and the Choice spin-off, the Company and Franchising entered into various agreements with Manor Care and Choice Hotels International, Inc. In December 1998, the Company and Choice Hotels International, Inc. entered into an agreement to amend certain agreements executed at the time of the Choice spin-off. The amendment effectively resolved a number of matters, including the satisfaction of the Company's liability to Choice Hotels International, Inc. resulting from the final allocation of assets, liabilities and equities between the two companies. In February, 1999, the Company entered into a release agreement with Manor Care which effectively terminated all inter-company service, consulting and lease agreements.

In April 1998, the American Institute of Certified Public Accountants issued Statement of Position No. 98-5, "Reporting on the Costs of Start-up Activities" (the "SOP"). The SOP was adopted by the Company effective January 1, 1999 and required that costs related to start-up activities be expensed as incurred. Initial application of the SOP is reflected as the cumulative effect of a change in accounting principle in the condensed consolidated income statement for the three months ended March 31, 1998. Also, effective January 1, 1999, new hotel pre-opening costs, amounting to $323,000 during the three months ended March 31, 1999, were expensed as incurred.

If the Company would have adopted this standard on January 1, 1998, the effect would have been to increase net income before extraordinary loss and cumulative effect of a change in accounting principle by approximately $176,000 for the three months ended March 31, 1998. Net income for the three month period would have decreased by approximately $518,000, as a result of a charge for the cumulative effect of a change in accounting principle of $694,000 (net of taxes).

                       SUNBURST HOSPITALITY CORPORATION
  MANAGEMENT'S DISCUSSION AND ANALYSIS OF OPERATIONS AND FINANCIAL CONDITION
                                March 31, 1999
                                --------------

The Company is a national owner and operator of hotel properties with a portfolio at April 1, 1999 of 87 hotels (12,020 rooms) in a total of 26 states. The Company operates its hotels under the following brands: MainStay, Comfort, Quality, Clarion, Sleep, Rodeway and Econo Lodge. The Company's continuing business consists primarily of guest room revenue, meeting room revenue, and food and beverage revenue from owned and operated hotels.

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

COMPARISON OF RESULTS FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND 1998:
-------------------------------------------------------------------------

Total revenues for the three months ended March 31, 1999 increased 9.1% to $50.3 million, compared to $46.1 million in the prior year. The increase in revenue is primarily due to a 4% increase in new rooms and suites within the portfolio and an increase of 2.8% in revenues per available room. Operating expenses increased $2.7 million or 8.8% during the quarter as compared to the first quarter of 1998. Notwithstanding the tight labor markets within which the Company operates, various cost control measures enabled the Company to hold operating cost increases below the rate of total revenue increases. In addition, consolidated operating margins benefit as the Company opens and ramps-up newly developed, mid-priced extended stay MainStay Suites hotels, which operate at higher margins than the Company's traditional hotels.

For those properties opened at least one year, occupancies increased from 63.0% in the first quarter of the prior year to 63.6% in the first quarter of 1999 and average daily rates increased from $64.59 to $65.62, or 1.6%. This resulted in an increase in revenue per available room of 2.5% on a "same store" basis.

During the first quarter of 1999, corporate expense amounted to $2.7 million, a decrease of approximately $0.8 million or 23% from the prior year's first quarter. Corporate expense amounted to 5.3% of total revenues during the first quarter of 1999 as compared to 7.5% during the first quarter of the prior year. A number of initiatives to reduce overhead resulted in the overall cost reduction. Initiatives included corporate level staffing reductions, consolidation of office space, sub-leasing of excess office space and termination of various service agreements with formerly affiliated entities.

Earnings before interest, taxes, depreciation and amortization ("EBITDA") increased 18.2%, from $12.5 million in the first quarter of the prior year to $14.8 million in the current year. The Company considers EBITDA to be an indicative measure of operating performance for its business. Such information should not be considered an alternative to net income, operating income, cash flow from operations or any other operating or liquidity performance measure defined by generally accepted accounting principles. EBITDA presented by the Company may not necessarily be comparable to EBITDA defined and presented by other companies.

Interest expense increased 21.9% from $4.9 million in the first quarter of the prior year to $6.0 million in the current year. The increase is principally the result of additional borrowings associated with the Company's development of hotels as well as an increase in the effective rate utilized to accrue interest on the subordinated note payable to Choice Hotels International, Inc. The Choice note's effective rate is 10.6% if outstanding through maturity in 2002.

Notwithstanding the opening of a number of newly developed hotels during the past year, depreciation expense levels were comparable to the prior year. The increased depreciation expense associated with newly developed hotels was offset by a decline in depreciation expense relative to hotels held for sale. In accordance with Statement of Financial Accounting Standards No. 121, the Company discontinued depreciating those assets while they are held for sale. This had the effect of reducing depreciation expense in the first quarter of 1999 by approximately $585,000. The twelve hotels held for sale at March 31, 1999, have been reported at the lower of the carrying amount or fair value less cost of sale. The twelve hotels held for sale have a combined book value of $35.7 million.

After the effect of an extraordinary loss from early debt redemption and the accumulative effect of a change in accounting principle, the Company reported net income of $811,000 during the first quarter of 1999 versus $708,000 during the prior year's first quarter. The extraordinary loss from early debt redemption during the quarter of $98,000 (net of $42,000 tax benefit) related to the early retirement of debt collateralized by a property sold. On January 1, 1999, the Company adopted the AICPA Accounting Standards Executive Committee's Statement of Position 98-5, "Reporting on the Cost of Start-Up Activities" ("SOP 98-5"). In accordance with that new accounting pronouncement, the Company wrote off the unamortized balance of deferred pre-opening costs on its balance sheet at January 1, 1999 and recorded an after-tax charge of $599,000 (net of $421,000 tax benefit) for the cumulative effect of that change in accounting principle. Beginning January 1, 1999, pre-opening costs associated with properties under construction are expensed as incurred. Pre-opening costs incurred and expensed in the first quarter of 1999, amounting to $323,000, are included in hotel operating expenses.

Net income before extraordinary loss and cumulative effect of a change in accounting principle more than doubled in the first quarter of 1999 to $2.5 million from $1.2 million in the first quarter of the prior year. On an after tax basis, net income before the extraordinary loss and the cumulative effect of the change in accounting principle increased 113% to $1.5 million in 1999.

LIQUIDITY AND CAPITAL RESOURCES:
-------------------------------

Availability under the Company's committed credit facility with a group of banks amounted to $80 million during the quarter ended March 31, 1999. Borrowings under the credit facility amounted to $41 million at December 31, 1998 and $53 million at March 31, 1999. The Company utilizes its credit facility to fulfill its seasonal requirements and to fund construction and development.

At March 31, 1999, the Company has $295.2 million of long-term debt outstanding, none of which matures in the next twelve months. The credit facility expires in October 2000 and $131.3 million of subordinated debt payable to Choice Hotels International, Inc. matures in October, 2002. The Choice note provides additional financial flexibility as interest is not payable until maturity.

The Company intends to develop MainStay Suites, a mid-priced extended stay hotel product. At March 31, 1999, fifteen MainStay Suites were open and operating with another six hotels under construction. The cost of developing a MainStay suites approximates $6.0 million. At March 31, 1999, costs incurred to date on the six hotels under construction amounted to $18 million. Accordingly, the estimated cost to complete is approximately $21 million. In order for the Company to continue on a long-term basis the MainStay Suites development program, additional capital will be required.

The Company's objective is to reduce its overall leverage while continuing to grow through development. The Company continuously evaluates its existing portfolio and seeks to sell hotels that have limited upside potential or that are projected to under-perform in order to redeploy capital in higher yielding assets. The Company has identified twelve such properties that as of March 31, 1999, are being marketed for sale in 1999. During the quarter ended March 31, 1999, the Company sold one hotel for total proceeds of $2.0 million.

Pursuant to a share repurchase program announced on September 25, 1998, the Company has purchased a total of 946,000 shares at a total cost of $4.1 million. The Company intends to utilize cash flow from operations to fund the continuing execution of this program while maintaining availability under the credit facility to finance construction and development.

At March 31, 1999, the Company's debt to book capitalization amounted to 74% while debt to market cap was 80%.

While operating cash flow along with credit available under the Company's credit facility and the proceeds from the sale of hotels is expected to be adequate to fund operations and committed construction projects, accessing additional capital will be imperative in order for the Company to expand its long range development and growth plans.

YEAR 2000:
-----------

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

The Company has inventoried systems with embedded chips used at the Company's corporate headquarters as well as building systems at the company's hotel properties (i.e., elevators, room key systems, HVAC equipment, and fire safety equipment) and has begun contacting manufacturers to determine the readiness of the systems for the Year 2000. Any systems determined to be Year 2000 sensitive and non-compliant will be replaced or modified as necessary. Although the Company does not have an estimate for the cost to bring all critical systems into compliance, it is not believed to be material.

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

Because the Company relies significantly on Choice Hotels International, Inc. ("Choice") for reservation and property management systems as well as overall franchisee support, their state of readiness for Year 2000 is critical to the Company. Therefore, a description of the Choice plan to address the Year 2000 issue, as set forth in its SEC filings, follows.

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



ITEM 6.         EXHIBITS AND REPORTS ON FORM 8-K
                --------------------------------


(a)   Exhibits

  Exhibit 27.01 - Financial Data Schedule - March 31, 1999


(b) The following reports were filed pertaining to the quarter ended March 31, 1999.

     None

                                   SIGNATURE

Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             SUNBURST HOSPITALITY CORPORATION

Date: May 13, 1999                             /s/   James A. MacCutcheon
      ------------                             --------------------------

                                                 By: James A. MacCutcheon
                                                     Executive Vice President,
                                                     Chief Financial Officer and
                                                     Treasurer