Form 10-Q
period 1999-06-30
SUNBURST HOSPITALITY CORP
filed 1999-08-11
CIK 1018146

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


        FOR THE QUARTER ENDED JUNE 30, 1999 COMMISSION FILE NO. 1-11915


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
                                   -

                                                      SHARES OUTSTANDING
    CLASS                                              AT JUNE 30, 1999
    -----                                              ----------------
Common Stock, $0.01
par value per share                                       19,078,000
                                                          ----------

                       SUNBURST HOSPITALITY CORPORATION

                                     INDEX
                                     -----


                                                                   PAGE NO.
                                                                   -------
PART I.  FINANCIAL INFORMATION:

 Condensed Consolidated Balance Sheets -

  June 30, 1999 (Unaudited) and December 31, 1998                         3

 Condensed Consolidated Statements of Income -

  Three and six months ended June 30, 1999 and June 30, 1998
     (Unaudited)                                                          4

 Condensed Consolidated Statements of Cash Flows -

  Six months ended June 30, 1999 and June 30, 1999
     (Unaudited)                                                          5

 Notes to Condensed Consolidated Financial Statements (Unaudited)         6

 Management's Discussion and Analysis of Operations and
     Financial Condition                                                  9

PART II.  OTHER INFORMATION                                              13

                       SUNBURST HOSPITALITY CORPORATION
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                (IN THOUSANDS)


                                                                                         As of
                                                                   ------------------------------------------------
                                                                            June 30,               December 31,
                                                                              1999                     1998
                                                                   -----------------------    ---------------------
                                                                         (Unaudited)
                                             ASSETS

Real estate, net                                                    $              377,057    $             363,023
Real estate held for sale                                                           28,085                   37,122
Receivables (net of allowance for doubtful
   accounts of $611 for both periods)                                                7,633                    7,271
Other assets                                                                        10,541                   10,982
Cash and cash equivalents                                                            5,093                    4,113
                                                                   -----------------------    ---------------------

          Total assets                                              $              428,409    $             422,511
                                                                   =======================    =====================

                               LIABILITIES AND STOCKHOLDERS' EQUITY


Debt                                                                $              286,942    $             281,189

Accounts payable, accrued expenses and other liabilities                            37,370                   38,685
                                                                   -----------------------    ---------------------

          Total liabilities                                                        324,312                  319,874

          Total stockholders' equity                                               104,097                  102,637
                                                                   -----------------------    ---------------------

          Total liabilities and stockholders' equity                $              428,409     $            422,511
                                                                   =======================    =====================

        The accompanying notes are an integral part of these Condensed
                         Consolidated Balance Sheets.

                       SUNBURST HOSPITALITY CORPORATION
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                   (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (Unaudited)


                                                                    For the three months ended       For the six months ended
                                                                             June 30,                        June 30,
                                                                ----------------------------------------------------------------
                                                                     1999             1998             1999             1998
                                                                ---------------   --------------   --------------   ------------
REVENUES

             Rooms                                                    $ 49,240         $ 47,691         $ 93,392        $ 87,673
             Food and beverage                                           4,434            4,432            8,500           8,540
             Other                                                       2,032            2,317            4,085           4,366
                                                                --------------    -------------    -------------    ------------

                         Total revenues                                 55,706           54,440          105,977         100,579
                                                                --------------    -------------    -------------    ------------

OPERATING EXPENSES

             Departmental expenses                                      18,425           17,683           34,335          32,847
             Undistributed operating expenses                           16,686           16,211           33,550          31,173
             Depreciation and amortization                               6,521            7,324           12,816          13,706
             Corporate                                                   2,462            4,028            5,129           7,492
                                                                --------------    -------------    -------------    ------------
                         Total operating expenses                       44,094           45,246           85,830          85,218
                                                                --------------    -------------    -------------    ------------

OPERATING INCOME                                                        11,612            9,194           20,147          15,361
                                                                --------------    -------------    -------------    ------------

Interest expense                                                         6,211            5,232           12,234          10,175
                                                                --------------    -------------    -------------    ------------

INCOME BEFORE INCOME TAXES,
EXTRAORDINARY LOSS AND CUMULATIVE EFFECT
OF A CHANGE IN ACCOUNTING PRINCIPLE                                      5,401            3,962            7,913           5,186

                         Income taxes                                    2,176            1,604            3,181           2,120
                                                                --------------    -------------    -------------    ------------

INCOME BEFORE EXTRAORDINARY LOSS AND
CUMULATIVE EFFECT OF A CHANGE IN ACCOUNTING
PRINCIPLE                                                                3,225            2,358            4,732           3,066

Extraordinary loss from early debt
redemption, net of $213 and $255 tax benefit,                              336                -              433               -
respectively

Cumulative effect of a change in accounting
principle, net of $421 tax benefit                                           -                -              599               -
                                                                --------------    -------------    -------------    ------------

NET INCOME                                                            $  2,889         $  2,358         $  3,700        $  3,066
                                                                ==============    =============    =============    ============

Basic earnings per share
------------------------
             Income before extraordinary loss and change in
                  accounting principle                                $   0.17         $   0.12         $   0.25        $   0.15
             Extraordinary loss                                          (0.02)               -            (0.03)              -
             Cumulative effect of a change in accounting
                principle                                                    -                -            (0.03)              -
                                                                --------------    -------------    -------------    ------------
             Net income                                               $   0.15         $   0.12         $   0.19        $   0.15
                                                                ==============    =============    =============    ============

Diluted earnings per share
--------------------------
             Income before extraordinary loss and change in
                  accounting principle                                $   0.17         $   0.12         $   0.24        $   0.15
             Extraordinary loss                                          (0.02)               -            (0.02)              -
             Cumulative effect of a change in accounting
                principle                                                    -                -            (0.03)              -
                                                                --------------    -------------    -------------    ------------
             Net income                                               $   0.15         $   0.12         $   0.19        $   0.15
                                                                ==============    =============    =============    ============

                       SUNBURST HOSPITALITY CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (IN THOUSANDS)
                                  (Unaudited)

                                                                               For the six months ended June 30,
                                                                               ---------------------------------
                                                                                   1999                    1998
                                                                                   ----                    ----
Operating cash flows
  Income before extraordinary loss and cumulative effect
     of change in accounting principle                                           $  4,732               $  3,066
  Non-cash items                                                                   20,054                 20,426
  Changes in assets and liabilities                                                (2,418)                (4,733)
                                                                                 --------               --------
Net cash provided by operating activities                                          22,368                 18,759
Net cash utilized in investing activities                                         (17,663)               (32,004)
Net cash (utilized in) provided by financing activities                            (3,725)                13,584
                                                                                 --------               --------
Net change in cash and cash equivalents                                               980                    339
Cash and cash equivalents at beginning of period                                    4,113                  5,908
                                                                                 --------               --------
Cash and cash equivalents at end of period                                       $  5,093               $  6,247
                                                                                 ========               ========

  The accompanying notes are an integral part of these Condensed Consolidated
                           Statements of Cash Flows.

                       SUNBURST HOSPITALITY CORPORATION
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 1999
                                  (Unaudited)

The accompanying condensed consolidated financial statements of Sunburst Hospitality Corporation and subsidiaries (the "Company") have been prepared by the Company without audit. Certain information and footnote disclosures normally included in financial statements presented in accordance with generally accepted accounting principles have been condensed or omitted. The Company believes the disclosures made are adequate to make the information presented not misleading. The condensed consolidated financial statements should be read in conjunction with the Company's consolidated financial statements for the year ended December 31, 1998 and notes thereto included in the Company's Form 10-K, dated March 29, 1999.

In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position of the Company as of June 30, 1999, the results of operations for the three and six months ended June 30, 1999 and 1998, respectively, and cash flows for the six months ended June 30, 1999 and 1998, respectively. Interim results are not necessarily indicative of full year performance because of the impact of seasonal and short-term variations.

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

                                                           For the three months ended        For the six months ended
                                                         ================================================================
(in thousands, except per share amounts)                            June 30,                         June 30,
                                                         ================================================================
                                                              1999             1998            1999            1998
                                                         ----------------------------------------------------------------
Computation of basic earnings per share

        Income before income taxes, extraordinary
             loss and cumulative effect of a change
             in accounting principle                      $       3,225  $        2,358  $         4,732   $       3,066
        Weighted average shares outstanding                      19,199          19,967           19,305          19,962
                                                         ----------------------------------------------------------------
Basic earnings per share from continuing
     operations                                           $       0.17   $         0.12  $         0.25    $        0.15
                                                         ================================================================

Computation of diluted earnings per share

        Income before income taxes, extraordinary
             loss and cumulative effect of a change
             in accounting principle                      $       3,225  $        2,358  $         4,732   $       3,066
        Weighted average shares outstanding                      19,199          19,967           19,305          19,962

        Effect of dilutive earnings per share
             Employee stock option plan                             205             373              179             469
                                                         ----------------------------------------------------------------

        Shares for diluted earnings per share                    19,404          20,340           19,484          20,431
                                                         ----------------------------------------------------------------
Diluted earnings per share from continuing
     operations                                           $        0.17  $         0.12  $          0.24   $        0.15
                                                         ================================================================

The effect of dilutive securities is computed using the treasury stock method and average market prices during the period. Certain options to purchase common stock were not included in the computation of diluted earnings per share because the exercise price of the options exceeded the average market price of the common shares for the period. The following table summarizes such options.

                                                                 June 30,
                                                ----------------------------------------
                                                         1999                1998
                                                ----------------------------------------
Number of shares                                         1,923,421           562,615
Weighted average exercise price                    $          7.12    $         8.06

As of June 30, 1999, the Company owned and managed 87 hotels with 11,987 rooms in 26 states under the following brand names: Comfort, Clarion, Sleep, Quality, MainStay, Rodeway and Econo Lodge.

At June 30, 1999, the Company has nine hotels that are currently being marketed
for sale with a carrying value of $28 million.   In accordance with Statement of
Financial Accounting Standards No. 121 ("SFAS No. 121"), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," the Company has discontinued depreciating these assets while they are held for sale. In addition, SFAS No. 121 requires that assets held for sale be reported at the lower of the carrying amount or fair value less costs to sell. As the Company began actively marketing these hotels, it became apparent, given current real estate values, that certain asset carrying values exceeded estimated fair values less costs to sell. The Company, accordingly, recognized a $4 million asset impairment provision during 1998 to reduce the carrying value of certain of the assets to the estimated fair value less costs to sell. The nine hotels held for sale reported total revenues of $3.4 million and $7.5 million for the three and six months ended June 30, 1999, and $3.6 million and $7.9 million for the three and six months ended June 30, 1998, respectively. Income from operations before interest, taxes, depreciation and amortization and allocations for corporate expenses of the nine hotels was $708,000 and $2 million for the three and six months ended June 30, 1999, and $977,000 and $2.6 million for the three and six months ended June 30, 1998, respectively.

The Company recognized an extraordinary loss of $336,000 and $433,000, net of taxes, in the three and six months ended June 30, 1999, respectively. The extraordinary loss relates to the early extinguishment of a portion of the Company's multi-class mortgage pass-through certificates (collectively, the "CMBS debt") associated with the sale of three of the properties collateralizing the CMBS debt.

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

In April 1998, the American Institute of Certified Public Accountants issued Statement of Position No. 98-5, "Reporting on the Costs of Start-up Activities" (the "SOP"). The SOP was adopted by the Company effective January 1, 1999 and required that costs related to start-up activities be expensed as incurred. Initial application of the SOP is reflected as the cumulative effect of a change in accounting principle in the condensed consolidated income statement for the six months ended June 30, 1999. Also, effective January 1, 1999, new hotel pre-opening costs, amounting to $312,000 and $635,000 during the three and six months ended June 30, 1999, were expensed as incurred.

                       SUNBURST HOSPITALITY CORPORATION
  MANAGEMENT'S DISCUSSION AND ANALYSIS OF OPERATIONS AND FINANCIAL CONDITION
                                 June 30, 1999

The Company is a national owner and operator of hotel properties with a portfolio at June 30, 1999 of 87 hotels (11,987 rooms) in a total of 26 states. The Company operates its hotels under the following brands: MainStay, Comfort, Quality, Clarion, Sleep, Rodeway and Econo Lodge. The Company's continuing business consists primarily of guest room revenue, meeting room revenue, and food and beverage revenue from owned and operated hotels.

COMPARISON OF RESULTS FOR THE THREE MONTHS ENDED JUNE 30, 1999 AND 1998:
------------------------------------------------------------------------

Total revenues for the three months ended June 30, 1999 increased 2.3% to $55.7 million, compared to $54.4 million in the prior year. The increase in revenue is primarily due to a 24.4% increase in revenue per available room for the extended-stay segment. For the extended-stay segment, occupancy increased from 59.6% in the second quarter of the prior year to 71.5% in the second quarter of 1999 and average daily rates increased from $55.10 to $57.08, or 3.6%.

During the second quarter of 1999, hotel operating profit was level with the prior year. Favorably impacting undistributed operating expenses were $907,000 of credits against franchise fees pursuant to an agreement with Choice Hotels International, Inc. ("Choice"). Corporate expense amounted to $2.5 million, a decrease of approximately $1.6 million or 38.9% from the prior year's second quarter. Corporate expense amounted to 4.4% of total revenues during the second quarter of 1999 as compared to 7.4% during the second quarter of the prior year. A number of initiatives to reduce overhead resulted in the overall cost reduction. Initiatives included corporate level staffing reductions, consolidation of office space, sub-leasing of excess office space and termination of various service agreements with formerly affiliated entities.

Earnings before interest, taxes, depreciation and amortization ("EBITDA") increased 9.8%, to $18.1 million in the second quarter of 1999 from $16.5 million in the second quarter of the prior year. The Company considers EBITDA to be an indicative measure of operating performance for its business. Such information should not be considered an alternative to net income, operating income, cash flow from operations or any other operating or liquidity performance measure defined by generally accepted accounting principles. EBITDA presented by the Company may not necessarily be comparable to EBITDA defined and presented by other companies.

Interest expense increased 18.7% to $6.2 million in the second quarter of the current year from $5.2 million in the second quarter of the prior year. The increase is principally the result of additional borrowings associated with the Company's development of hotels as well as an increase in the effective rate utilized to accrue interest on the subordinated note payable to Choice. The Choice note's effective rate is 10.6% if outstanding through maturity in 2002.

Notwithstanding the opening of a number of newly developed hotels during the past year, depreciation expense decreased $803,000 or 11.0%, to $6.5 million in the current quarter from $7.3 million in the second quarter of the prior year. The increased depreciation expense associated with newly developed hotels was offset by a decline in depreciation expense relative to hotels held for sale. In accordance with Statement of Financial Accounting Standards No. 121, the Company discontinued depreciating those assets while they are held for sale. The nine hotels held for sale at June 30, 1999, have been reported at the lower of the carrying amount or fair value less cost of sale. The nine hotels held for sale have a combined book value of $28 million at June 30, 1999.

Income before income taxes, extraordinary loss and cumulative effect of a change in accounting principle increased $1.4 million or 36.3% to $5.4 million in the second quarter of 1999 from $4 million in the second quarter of 1998. After the effect of an extraordinary loss from early debt redemption and cumulative effect of a change in accounting principle, the Company reported an increase of $531,000 or 22.5% in net income to $2.9 million for the second quarter of 1999 from $2.4 million during the prior year's second quarter. The extraordinary loss from early debt redemption during the quarter of $336,000 (net of $213,000 tax benefit) related to the early redemption of debt collateralized by two properties sold during the second quarter.

In accordance with the AICPA Accounting Standards Executive Committee's Statement of Position 98-5, "Reporting on the Cost of Start-Up Activities" ("SOP 98-5"), pre-opening costs associated with properties under construction are expensed as incurred. Pre-opening costs incurred and expensed during the three months ended June 30, 1999, amounting to $312,000, are included in hotel operating expenses.


COMPARISON OF RESULTS FOR THE SIX MONTHS ENDED JUNE 30, 1999 AND 1998:
----------------------------------------------------------------------

Total revenues for the six months ended June 30, 1999 increased 5.4% to $106.0 million, compared to $100.6 million in the prior year. The increase results primarily from the net addition of 2 hotels and 233 rooms from 11,754 at June 30, 1998 to 11,987 at June 30, 1999 and a 1% increase in revenues per available
room.   For those properties opened at least one year, average daily rates increased from $64.69 to $65.76, or 1.7%.

For the six months ended June 30, 1999 facility level operating profit increased 4.2% from the same period in the prior year. Favorably impacting undistributed operating expenses were $1.9 million of credits against franchise fees pursuant
to an agreement with Choice.   Corporate expense amounted to $5.1 million, a
decrease of approximately $2.4 million or 31.5% from the prior year. Corporate expense amounted to 4.8% of total revenues for the six months ended June 30,
1999 as compared to 7.4% during the prior year.   Depreciation expense decreased
$890,000 or 6.5%, to $12.8 million in the current year from $13.7 million in the second quarter of the prior year. The decline in depreciation expense is primarily a result of discontinuance of depreciation on the nine hotels that are held for sale offset by the additional depreciation expense associated with the newly developed hotels.

EBITDA increased 13.4%, to $33.0 million for the six months ended June 30, 1999 from $29.1 million for the same period in the prior year. Interest expense increased $2.1 million or 20.2% to $12.2 million as a result of increased borrowings associated with the Company's development and construction of new hotels and an increase in the effective rate utilized to accrue interest on the subordinated note payable to Choice.

Income before income taxes, extraordinary loss and cumulative effect of a change in accounting principle increased $2.7 million or 52.6% to $7.9 million for the six months ended June 30, 1999 from $5.2 million for the same period of 1998. After the effect of an extraordinary loss from early debt redemption and a cumulative effect of a change in accounting principle, the Company reported net income of $3.7 million for the six months ended June 30, 1999 versus $3.1 million for the six months ended June 30, 1998, a 20.7% increase. The extraordinary loss from early debt redemption during the year of $433,000 (net of $255,000 tax benefit) related to the early retirement of debt collateralized by three properties sold in 1999.

On January 1, 1999, the Company adopted SOP 98-5. In accordance with that new accounting pronouncement, the Company wrote off the unamortized balance of deferred pre-opening costs on its balance sheet at January 1, 1999 and recorded an after-tax charge of $599,000 (net of $421,000 tax benefit) for the cumulative effect of that change in accounting principle. Beginning January 1, 1999, pre-opening costs associated with properties under construction are expensed as incurred. Pre-opening costs incurred and expensed during the six months ended June 30, 1999, amounting to $635,000, are included in hotel operating expenses.

Liquidity and Capital Resources:
-------------------------------

Borrowing capacity under the Company's committed credit facility with a group of banks amounted to $80 million during the quarter ended June 30, 1999.
Borrowings under the credit facility amounted to $41 million at December 31, 1998 and $46 million at June 30, 1999. The Company utilizes its credit facility to fulfill its seasonal requirements and to fund construction and development.

At June 30, 1999, the Company has $286.9 million of long-term debt outstanding, none of which matures in the next twelve months. The credit facility expires in October 2000 and $134.7 million of subordinated debt payable to Choice Hotels International, Inc. matures in October 2002. The Choice note provides additional financial flexibility as interest is not payable until maturity.

The Company intends to develop MainStay Suites, a mid-priced extended stay hotel product. At June 30, 1999, seventeen MainStay Suites were open and operating with another seven hotels under development. The cost of developing a MainStay suites approximates $6.0 million. At June 30, 1999, costs incurred to date on the seven hotels under development amounted to $15.4 million. Accordingly, the estimated cost to complete is approximately $23.6 million. In order for the Company to continue on a long-term basis the MainStay Suites development program, additional capital will be required.

The Company's objective is to reduce its overall leverage while continuing to grow through development. The Company continuously evaluates its existing portfolio and seeks to sell hotels that have limited upside potential or that are projected to under-perform in order to redeploy capital in higher yielding assets. The Company has identified nine such properties that as of June 30, 1999, are being marketed for sale in 1999. During the quarter ended June 30, 1999, the Company sold three hotels for total proceeds of $8.6 million.

Pursuant to a share repurchase program announced on September 25, 1998, the Company has purchased a total of 1,052,114 shares at a total cost of $4.3 million. The Company intends to utilize cash flow from operations to fund the continuing execution of this program while maintaining availability under the credit facility to finance construction and development.

At June 30, 1999, the Company's debt to book capitalization amounted to 73.4% while debt to market cap was 71.0%.

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

The Company's financial accounting and reporting system's upgrade was completed during the second quarter of 1999 and are expected to adequately provide information and reporting needs into the next century. Non-compliant computer hardware and software at the Company's corporate headquarters and all its hotels has been identified and a schedule to upgrade affected systems by September 1999 has been established. The Company estimates that approximately 85% of its employee workstations will be upgraded. In order to accommodate a new property management system required by Choice Hotels International, Inc., the Company had previously planned to update these systems. Therefore, the cost of upgrading the systems, outside of previously planned upgrades, is estimated to be immaterial.

The Company has inventoried systems with embedded chips used at the Company's corporate headquarters as well as building systems at the company's hotel properties (i.e., elevators, room key systems, HVAC equipment, and fire safety equipment) and has contacted manufacturers to determine the readiness of the
systems for the Year 2000.   Based on the responses received, the Company
believes that the critical systems are or will be Year 2000 compliant. Any systems that are Year 2000 sensitive and non-compliant will be replaced or modified as necessary or addressed in the contingency plan. Although the Company does not have an estimate for the cost to bring all critical systems into compliance, it is not believed to be material.

The Company is developing a contingency plan to address the possible failure of any in-house systems. The contingency manual will be completed by September 30, 1999. As critical non-compliant systems are identified that the Company believes may not be compliant by the year 2000, contingency plans will be created.

The Company relies significantly on third party systems to provide various goods and services. The Company has identified those vendors and suppliers that it believes to be critical to the ongoing operations of the Company and has contacted them to verify their state of readiness and evaluate their contingency plans. Based on the responses received, the Company believes that the critical third party systems are or will be Year 2000 compliant. To the extent that a third party cannot certify that their systems will be Year 2000 compliant, the Company will take actions to correct the non-compliant situation or develop contingency plans.

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


ITEM 6.         EXHIBITS AND REPORTS ON FORM 8-K
                --------------------------------


(a)   Exhibits

      Exhibit 27.01 - Financial Data Schedule - June 30, 1999


(b) The following reports were filed pertaining to the quarter ended June 30, 1999.

      None

                                   SIGNATURE

Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            SUNBURST HOSPITALITY CORPORATION

Date: August 11, 1999                          /s/   James A. MacCutcheon
                                               --------------------------

                                               By:  James A. MacCutcheon
                                                    Executive Vice President,
                                                    Chief Financial Officer and
                                                    Treasurer