Form 10-Q
period 1999-09-30
SUNBURST HOSPITALITY CORP
filed 1999-11-12
CIK 1018146

================================================================================

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


     FOR THE QUARTER ENDED SEPTEMBER 30, 1999 COMMISSION FILE NO. 1-11915


                        SUNBURST HOSPITALITY CORPORATION
                              10770 COLUMBIA PIKE
                            SILVER SPRING, MD. 20901
                                 (301) 592-3000

        Delaware                                        53-1985619
        ---------                                       ----------
(STATE OF INCORPORATION)                             (I.R.S. EMPLOYER
                                                   IDENTIFICATION NUMBER)



                  -------------------------------------------
                  (Former name, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.
                               Yes  X      No ___
                                   ---


                                                        SHARES OUTSTANDING
    CLASS                                               AT SEPTEMBER 30, 1999
    ------                                              ---------------------
Common Stock, $0.01
par value per share                                          18,757,000
                                                             ----------


================================================================================

                        SUNBURST HOSPITALITY CORPORATION

                                     INDEX
                                     -----


                                                                        PAGE NO.
                                                                        -------
PART I.  FINANCIAL INFORMATION:

    Condensed Consolidated Balance Sheets -

       September 30, 1999 (Unaudited) and December 31, 1998                 3

    Condensed Consolidated Statements of Income -

       Three and nine months ended September 30, 1999 and
          September 30, 1998 (Unaudited)                                    4

    Condensed Consolidated Statements of Cash Flows -

       Nine months ended September 30, 1999 and
          September 30, 1998 (Unaudited)                                    5

    Notes to Condensed Consolidated Financial Statements (Unaudited)        6

    Management's Discussion and Analysis of Operations and
        Financial Condition                                                 9

PART II.  OTHER INFORMATION                                                14


                       SUNBURST HOSPITALITY CORPORATION
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                (IN THOUSANDS)


                                                                    As of
                                                         -----------------------------
                                                         September 30,    December 31,
                                                             1999             1998
                                                         -------------    ------------
                                                          (Unaudited)
                     ASSETS

Real estate, net                                             $381,719         $363,023
Real estate held for sale                                      10,113           37,122
Receivables (net of allowance for doubtful
   accounts of $647 and $611, respectively)                    10,015            7,271
Other assets                                                    8,233           10,982
Cash and cash equivalents                                       4,387            4,113
                                                         ------------    -------------

          Total assets                                       $414,467         $422,511
                                                         ============    =============


        LIABILITIES AND STOCKHOLDERS' EQUITY

Debt                                                         $269,487         $281,189
Accounts payable, accrued expenses and other
 liabilities                                                   38,488           38,685
                                                         ------------    -------------

          Total liabilities                                   307,975          319,874

          Total stockholders' equity                          106,492          102,637
                                                         ------------    -------------

          Total liabilities and stockholders' equity         $414,467         $422,511
                                                         ============    =============

The accompanying notes are an integral part of these Condensed Consolidated Balance Sheets.

                        SUNBURST HOSPITALITY CORPORATION
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (Unaudited)


                                               For the three months ended    For the nine month ended
                                                      September 30,                September 30,
                                               --------------------------    ------------------------
                                                    1999         1998           1999           1998
                                                 ---------    ---------      ---------      ---------
REVENUES

        Rooms                                      $50,689      $50,404       $144,081       $138,077
        Food and beverage                            3,965        3,947         12,465         12,487
        Other                                        2,117        1,969          6,202          6,335
                                                 ---------    ---------      ---------      ---------

                 Total revenues                     56,771       56,320        162,748        156,899
                                                 ---------    ---------      ---------      ---------

OPERATING EXPENSES

        Departmental expenses                       18,318       18,284         52,653         51,131
        Undistributed operating expenses            18,089       17,973         51,639         49,146
        Depreciation and amortization                6,756        6,768         19,572         20,474
        Corporate                                    2,512        3,344          7,641         10,836
        Provision for asset impairment/
         (net gains on property dispositions)       (1,546)       3,714         (1,546)         3,714
                                                 ---------    ---------      ---------      ---------

                 Total operating expenses           44,129       50,083        129,959        135,301
                                                 ---------    ---------      ---------      ---------

OPERATING INCOME                                    12,642        6,237         32,789         21,598
                                                 ---------    ---------      ---------      ---------

Interest expense                                     6,064        4,951         18,298         15,126
                                                 ---------    ---------      ---------      ---------

INCOME BEFORE INCOME TAXES,
 EXTRAORDINARY LOSS AND CUMULATIVE EFFECT
 OF A CHANGE IN ACCOUNTING PRINCIPLE                 6,578        1,286         14,491          6,472

                 Income taxes                        2,727          530          5,908          2,650
                                                 ---------    ---------      ---------      ---------

INCOME BEFORE EXTRAORDINARY LOSS AND
 CUMULATIVE EFFECT OF A CHANGE IN ACCOUNTING
 PRINCIPLE                                           3,851          756          8,583          3,822

Extraordinary loss from early debt
redemption, net of $221 and $476 tax benefit,
 respectively                                          339          308            772            308

Cumulative effect of a change in accounting
 principle, net of $421 tax benefit                      -            -            599              -
                                                 ---------    ---------      ---------      ---------

NET INCOME                                         $ 3,512      $   448       $  7,212       $  3,514
                                                 =========    =========      =========      =========

Basic earnings per share
------------------------
        Income before extraordinary loss and
         change in accounting principle            $  0.20      $  0.04       $   0.44       $   0.19
        Extraordinary loss                           (0.01)       (0.02)         (0.04)         (0.01)
        Cumulative effect of a change in
         accounting principle                            -            -          (0.03)             -
                                                 ---------    ---------      ---------      ---------
        Net income                                 $  0.19      $  0.02       $   0.37       $   0.18
                                                 =========    =========      =========      =========

Diluted earnings per share
--------------------------
        Income before extraordinary loss
         and change in accounting principle        $  0.20      $  0.04       $   0.44       $   0.19
        Extraordinary loss                           (0.02)       (0.02)         (0.04)         (0.02)
        Cumulative effect of a change in
         accounting principle                            -            -          (0.03)             -
                                                 ---------    ---------      ---------      ---------
        Net income                                 $  0.18      $  0.02       $   0.37       $   0.17
                                                 =========    =========      =========      =========

The accompanying notes are an integral part of these Condensed Consolidated Statements of Income.

                        SUNBURST HOSPITALITY CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (Unaudited)

                                                                          For the nine months ended
                                                                                September 30,
                                                                         --------------------------
                                                                              1999         1998
                                                                          -----------  -----------
Cash Flows From Operating Activities
       Income before extraordinary loss and cumulative
        effect of a change in accounting principle                           $  8,583     $  3,822
       Adjustments to reconcile income before
        extraordinary loss and cumulative effect of a
        change in accounting principle to net cash
        provided by operating activities:
              Depreciation and Amortization                                    19,572       20,474
              Other non-cash items                                              9,468       12,242
              Changes in assets and liabilities                                  (510)      (9,497)
                                                                          -----------  -----------
       Net cash provided by operating activities                               37,113       27,041
                                                                          -----------  -----------

Cash Flows From Investing Activities
       Investment in property and equipment                                   (42,363)     (45,185)
       Proceeds from sale of property and equipment                            32,650        2,260
                                                                          -----------  -----------
       Net cash utilized in investing activities                               (9,713)     (42,925)
                                                                          -----------  -----------

Cash Flows From Financing Activities
       (Repayment of) proceeds from debt                                      (22,710)      15,030
       Proceeds from issuance of stock                                             79           52
       Purchases of treasury stock                                             (4,495)           -
                                                                          -----------  -----------
       Net cash (utilized in) provided by financing activities                (27,126)      15,082
                                                                          -----------  -----------

Net change in cash and cash equivalents                                           274         (802)
Cash and cash equivalents at beginning of period                                4,113        5,908
                                                                          -----------  -----------

Cash and cash equivalents at end of period                                   $  4,387     $  5,106
                                                                          ===========  ===========



The accompanying notes are an integral part of these Condensed Consolidated Statements of Cash Flows.

                        SUNBURST HOSPITALITY CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1999
                                  (Unaudited)


The accompanying condensed consolidated financial statements of Sunburst Hospitality Corporation (the "Company") have been prepared without audit. Certain information and footnote disclosures normally included in financial statements presented in accordance with generally accepted accounting principles have been condensed or omitted. The Company believes the disclosures made are adequate to make the information presented not misleading. The condensed consolidated financial statements should be read in conjunction with the Company's consolidated financial statements for the year ended December 31, 1998 and notes thereto included in the Company's Form 10-K, dated March 29, 1999.

In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position of the Company as of September 30, 1999, the results of operations for the three and nine months ended September 30, 1999 and 1998, respectively, and cash flows for the nine months ended September 30, 1999 and 1998, respectively. Interim results are not necessarily indicative of full year performance because of the impact of seasonal and short-term variations.

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

The following table illustrates the reconciliation of net income and number of shares used in the basic and diluted earnings per share calculations.

                                                        For the three months ended       For the nine months ended
                                                        --------------------------       -------------------------
(in thousands, except per share amounts)                       September 30,                   September 30,
                                                        --------------------------       -------------------------
                                                           1999             1998           1999             1998
                                                        ---------        ---------       --------         --------
Computation of basic earnings per share

         Income before income taxes, extraordinary
          loss and cumulative effect of a change
          in accounting principle                         $ 3,851          $   756        $ 8,583          $ 3,822
         Weighted average shares outstanding               18,929           19,973         19,346           19,966
                                                        ---------        ---------       --------         --------
Basic earnings per share from continuing
 operations                                               $  0.20          $  0.04        $  0.44          $  0.19
                                                        =========        =========       ========         ========

Computation of diluted earnings per share

         Income before income taxes, extraordinary
          loss and cumulative effect of a change
          in accounting principle                         $ 3,851          $   756        $ 8,583          $ 3,822
         Weighted average shares outstanding               18,929           19,973         19,346           19,966

         Effect of dilutive earnings per share
          Employee stock option plan                          261              213            207              383
                                                        ---------        ---------       --------         --------

         Shares for diluted earnings per share             19,190           20,186         19,553           20,349
                                                        ---------        ---------       --------         --------
Diluted earnings per share from continuing
 operations                                               $  0.20          $  0.04        $  0.44          $  0.19
                                                        =========        =========       ========         ========

The effect of dilutive securities is computed using the treasury stock method and average market prices during the period. Certain options to purchase common stock were not included in the computation of diluted earnings per share because the exercise price of the options exceeded the average market price of the common shares for the period. The following table summarizes such options.

                                                         September 30,
                                                ------------------------------
                                                   1999                1998
                                                ----------         -----------
Number of shares                                 1,606,281           1,667,271
Weighted average exercise price                 $     7.30          $     7.14

As of September 30, 1999, the Company owned and managed 82 hotels with 11,340 rooms in 26 states under the following brand names: Comfort, Clarion, Sleep, Quality and MainStay.

At September 30, 1999, the Company has three hotels that are currently being
marketed for sale with a carrying value of $10.1 million.   In accordance with
Statement of Financial Accounting Standards No. 121 ("SFAS No. 121"), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," the Company has discontinued depreciating these assets while they are held for sale. In addition, SFAS No. 121 requires that assets held for sale be reported at the lower of the carrying amount or fair value less costs to sell. As the Company began actively marketing these hotels, it became apparent, given current real estate values, that certain asset carrying values exceeded estimated fair values less costs to sell. The Company, accordingly, recognized a $4 million asset impairment provision during 1998 to reduce the carrying value of certain of the assets to the estimated fair value less costs to sell. The hotels held for sale reported total revenues of $1.2 million and $3.6 million for the three and nine months ended September 30, 1999 and September 30, 1998, respectively. Income from operations before interest, taxes, depreciation and amortization and allocations for corporate expenses of the three hotels was $312,000 and $844,000 for the three and nine months ended September 30, 1999, and $263,000 and $957,000 for the three and nine months ended September 30, 1998, respectively.

The Company recognized an extraordinary loss of $339,000 and $772,000, net of taxes, in the three and nine months ended September 30, 1999, respectively. The extraordinary loss relates to the early extinguishment of a portion of the Company's multi-class mortgage pass-through certificates (collectively, the "CMBS debt") associated with the sale of five of the properties collateralizing the CMBS debt.

For purposes of providing orderly transitions after the Manor Care distribution and the Choice Spin-Off, the Company and Franchising entered into various agreements with Manor Care and Choice Hotels International, Inc. In December 1998, the Company and Choice Hotels International, Inc. entered into an agreement to amend certain agreements executed at the time of the Choice Spin-Off. The amendment effectively resolved a number of matters, including the satisfaction of the Company's liability to Choice Hotels International, Inc. resulting from the final allocation of assets and liabilities between the two companies, favorable modification to liquidated damage provisions on all franchising agreements and elimination of various inter-company service agreements. In February 1999, the Company entered into a release agreement with Manor Care which effectively terminated all inter-company service, consulting and lease agreements.

In April 1998, the American Institute of Certified Public Accountants issued Statement of Position No. 98-5, "Reporting on the Costs of Start-up Activities" (the "SOP"). The SOP was adopted by the Company effective January 1, 1999 and required that costs related to start-up activities be expensed as incurred. Initial application of the SOP is reflected as the cumulative effect of a change in accounting principle in the condensed consolidated income statement for the nine months ended September 30, 1999. Also, effective January 1, 1999, new hotel pre-opening costs, amounting to $270,000 and $905,000 during the three and nine months ended September 30, 1999, were expensed as incurred.

                        SUNBURST HOSPITALITY CORPORATION
   MANAGEMENT'S DISCUSSION AND ANALYSIS OF OPERATIONS AND FINANCIAL CONDITION
                               September 30, 1999


The Company is a national owner and operator of hotel properties with a portfolio at September 30, 1999 of 82 hotels (11,340 rooms) in a total of 26 states. The Company operates its hotels under the following brands: MainStay, Comfort, Quality, Clarion and Sleep. The Company's continuing business consists primarily of guest room revenue, meeting room revenue, and food and beverage revenue from owned and operated hotels.


COMPARISON OF RESULTS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1999 and 1998:
-----------------------------------------------------------------------------

Total revenues for the three months ended September 30, 1999 increased less than 1% to $56.8 million, compared to $56.3 million in the prior year. Revenue per available room for the extended-stay segment increased a full 23.9%, as the Company has 18 mid-priced, extended-stay hotels open and operating at September 30, 1999, compared to 13 in the prior year that have ramped up over the last year. For the extended-stay segment, occupancy increased from 68.5% in the third quarter of the prior year to 81.1% in the third quarter of 1999 and average daily rates increased from $55.67 to $58.32, or 4.8%. Total extended-stay revenue increased from $4.4 million in the third quarter of 1998 to $7.6 million in the third quarter of 1999. This increase in revenue was largely offset by the sale of 12 lower-margin hotels since the end of the third quarter of 1998.

During the third quarter of 1999, hotel operating profit increased $300,000 or 1.5% to $20.4 million, compared to $20.1 million in the prior year. Operating margins benefit as the Company opens and ramps up newly developed, mid-priced, extended-stay hotels, which operate at higher margins than the traditional hotels. Corporate expense amounted to $2.5 million, a decrease of approximately $832,000 or 24.9% from the prior year's third quarter. Corporate expense amounted to 4.4% of total revenues during the third quarter of 1999 as compared to 5.9% during the third quarter of the prior year. A number of initiatives to reduce overhead resulted in the overall cost reduction. Initiatives included corporate level staffing reductions, consolidation of office space, sub-leasing of excess office space and termination of various service agreements with formerly affiliated entities.

Total operating expenses decreased $6.0 million or 11.9% for the three months ended September 30, 1999 compared to the same period of 1998. Operating expenses for the third quarter 1999 and 1998 include a $1.5 million net gain on the sale of six properties and 1998 third quarter results included $3.7 million of asset impairment and other restructuring charges, respectively.

Earnings before interest, taxes, depreciation and amortization ("EBITDA") increased 6.8%, to $17.9 million in the third quarter of 1999 from $16.7 million in the third quarter of the prior year. The Company considers EBITDA to be an indicative measure of operating performance for its business. Such information should not be considered an alternative to net income, operating income, cash flow from operations or any other operating or liquidity performance measure defined by generally accepted accounting principles. EBITDA presented by the Company may not necessarily be comparable to EBITDA defined and presented by other companies.

Interest expense increased 22.5% to $6.1 million in the third quarter of the current year from $5.0 million in the third quarter of the prior year. The increase is principally the result of additional borrowings associated with the Company's development of hotels as well as an increase in the effective rate utilized to accrue interest on the subordinated note payable to Choice. The Choice note's effective rate is 10.6% if outstanding through maturity in 2002.

During the third quarter of 1999, depreciation expense was level with prior year. The increased depreciation expense associated with newly developed hotels was offset by a decline in depreciation expense as a result of the hotels held for sale. In accordance with Statement of Financial Accounting Standards No. 121, the Company discontinued depreciating those assets while they are held for sale. The three hotels held for sale at September 30, 1999, have been reported at the lower of the carrying amount or fair value less cost of sale. The three hotels held for sale have a combined book value of $10.1 million at September 30, 1999.

Income before income taxes, extraordinary loss and cumulative effect of a change in accounting principle increased $5.3 million to $6.6 million in the third quarter of 1999 from $1.3 million in the third quarter of 1998. The increase results from the gain on the sale of assets and the provision for asset impairment and other non recurring charges during the third quarter of 1999 and 1998, respectively. After the effect of an extraordinary loss from early debt redemption and cumulative effect of a change in accounting principle, the Company reported an increase of $3.1 million in net income to $3.5 million for the third quarter of 1999 from $448,000 during the prior year's third quarter. The extraordinary loss from early debt redemption during the quarter of $339,000 (net of $221,000 tax benefit) related to the early redemption of debt collateralized by two properties sold during the third quarter.

In accordance with the AICPA Accounting Standards Executive Committee's Statement of Position 98-5, "Reporting on the Cost of Start-Up Activities" ("SOP 98-5"), pre-opening costs associated with properties under construction are expensed as incurred. Pre-opening costs incurred and expensed during the three months ended September 30, 1999, amounting to $270,000, are included in hotel operating expenses.


COMPARISON OF RESULTS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999 and 1998:
----------------------------------------------------------------------------

Total revenues for the nine months ended September 30, 1999 increased 3.7% to $162.7 million, compared to $156.9 million in the prior year. The increase results primarily due to a 26.5% increase in revenue per available room for the extended-stay segment. For those properties opened at least one year, average daily rates increased from $65.62 to $67.19, or 2.4%.

For the nine months ended September 30, 1999 facility level operating profit increased 3.2% from the same period in the prior year. Favorably impacting undistributed operating expenses were $1.9 million of credits against franchise
fees pursuant to an agreement with Choice.   Corporate expense amounted to
$7.6 million, a decrease of approximately $3.2 million or 29.5% from the prior year. Corporate expense amounted to 4.7% of total revenues for the nine months ended September 30, 1999 as compared to 6.9% during the prior year. Depreciation expense decreased $902,000 or 4.4%, to $19.6 million in the current year from $20.5 million in the third quarter of the prior year. The decline in depreciation expense is primarily a result of discontinuance of depreciation on the hotels that were held for sale during the nine month period offset by the additional depreciation expense associated with the newly developed hotels.

Total operating expenses decreased $5.3 million or 3.9% for the nine months ended September 30, 1999 compared to the same period of 1998. Operating expenses for the nine months ended September 30, 1999 and 1998 include a $1.5 million net gain on the sale of six properties and $3.7 million of asset impairment and other restructuring charges, respectively.

EBITDA increased 11.0%, to $50.8 million for the nine months ended September 30, 1999 from $45.8 million for the same period in the prior year. Interest expense increased $3.2 million or 21.0% to $18.3 million as a result of increased borrowings associated with the Company's development and construction of new hotels and an increase in the effective rate utilized to accrue interest on the subordinated note payable to Choice.

Income before income taxes, extraordinary loss and cumulative effect of a change in accounting principle increased $8.0 million to $14.5 million for the nine months ended September 30, 1999 from $6.5 million for the same period of 1998. The increase results from the gain on the sale of assets and the provision for asset impairment and other non recurring charges during the nine months ended September 30, 1999 and 1998, respectively. After the effect of an extraordinary loss from early debt redemption and cumulative effect of a change in accounting principle, the Company reported an increase of $3.7 million in net income to $7.2 million for the nine months ended September 30, 1999 versus $3.5 million for the nine months ended September 30, 1998. The extraordinary loss from early debt redemption during the quarter of $772,000 (net of $476,000 tax benefit) related to the early redemption of debt collateralized by five properties sold during 1999.

On January 1, 1999, the Company adopted SOP 98-5. In accordance with that new accounting pronouncement, the Company wrote off the unamortized balance of deferred pre-opening costs on its balance sheet at January 1, 1999 and recorded an after-tax charge of $599,000 (net of $421,000 tax benefit) for the cumulative effect of that change in accounting principle. Beginning January 1, 1999, pre-opening costs associated with properties under construction are expensed as incurred. Pre-opening costs incurred and expensed during the nine months ended September 30, 1999, amounting to $905,000, are included in hotel operating expenses.

Liquidity and Capital Resources:
-------------------------------

Borrowing capacity under the Company's committed credit facility with a group of banks amounted to $80 million during the quarter ended September 30, 1999. Borrowings under the credit facility amounted to $41 million at December 31, 1998 and $30 million at September 30, 1999. The Company utilizes its credit facility to fulfill its seasonal requirements and to fund construction and development.

At September 30, 1999, the Company has $269.5 million of long-term debt outstanding, none of which matures in the next twelve months. The credit facility expires in October 2000 and $138.4 million of subordinated debt payable to Choice Hotels International, Inc. matures in October 2002. The Choice note provides additional financial flexibility as interest is not payable until maturity.

The Company intends to develop mid-priced, extended-stay hotels.  At
September 30, 1999, eighteen MainStay Suites were open and operating with another six hotels under development. The cost of developing a MainStay Suites approximates $6.0 million. At September 30, 1999, costs incurred to date on the six hotels under development amounted to $16.9 million. Accordingly, the estimated cost to complete is approximately $25.6 million. In order for the Company to continue on a long-term basis the development program, additional capital will be required.

The Company's objective is to reduce its overall leverage while continuing to grow through development. The Company continuously evaluates its existing portfolio and seeks to sell hotels that have limited upside potential or that are projected to under-perform in order to redeploy capital in higher yielding assets. The Company has identified three such properties that as of September 30, 1999, are being marketed for sale in 1999. During the quarter ended September 30, 1999, the Company sold six hotels for total proceeds of $22.0 million. Proceeds from asset sales were used to reduce senior debt.

Pursuant to a share repurchase program announced on September 25, 1998, the Company has purchased a total of 1,394,391 shares at a total cost of $6.6 million. The Company intends to utilize cash flow from operations to fund the continuing execution of this program while maintaining availability under the credit facility to finance construction and development.

At September 30, 1999, the Company's debt to book capitalization amounted to 71.7% while debt to market cap was 69.9%.

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

The Company's financial accounting and reporting system's upgrade was completed during the second quarter of 1999 and are expected to adequately provide information and reporting needs into the next century. Non-compliant computer hardware and software at the Company's corporate headquarters and employee workstations have been upgraded. In order to accommodate a new property management system required by Choice Hotels International, Inc., the Company had previously planned to update these systems. Therefore, the cost of upgrading the systems, outside of previously planned upgrades, is estimated to be immaterial.

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

The Company is developing a contingency plan to address the possible failure of any in-house systems. The contingency manual will be completed by October 31, 1999.

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



ITEM 6.         EXHIBITS AND REPORTS ON FORM 8-K
                --------------------------------

(a)  Exhibits

     Exhibit 27.01 - Financial Data Schedule  September 30, 1999


(b) The following reports were filed pertaining to the quarter ended September 30, 1999.

     None

                                   SIGNATURE

Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          SUNBURST HOSPITALITY CORPORATION

Date: November 11, 1999                       /s/   James A. MacCutcheon
      -----------------                       --------------------------

                                          By:  James A. MacCutcheon
                                               Executive Vice President,
                                               Chief Financial Officer and
                                               Treasurer