Form 10-K
period 1999-12-31
SUNBURST HOSPITALITY CORP
filed 2000-03-30
CIK 1018146

================================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549
                             ---------------------
                                   FORM 10-K

                       FOR ANNUAL AND TRANSITION REPORTS
                    PURSUANT TO SECTIONS 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED, EFFECTIVE OCTOBER 7, 1996].
For the fiscal year ended December 31, 1999
                                      OR
[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED].
For the transition period from            to
                       Commission file number 001-11915
                                              ---------
                       SUNBURST HOSPITALITY CORPORATION
            (Exact Name of Registrant as Specified in Its Charter)

                 DELAWARE                                        52-1985619
        (State or Other Jurisdiction                          (I.R.S. Employer
      of Incorporation or Organization)                      Identification No.)

  10770 Columbia Pike, Silver Spring, Maryland                       20901
    (Address of Principal Executive Offices)                        ZipCode

Registrant's telephone number, including area code (301) 592-3800
Securities registered pursuant to Section 12(b) of the Act:



          Title of Each Class                                   Name of Each Exchange on Which Registered
          -------------------                                   -----------------------------------------
Common Stock, Par Value $.01 per share                                  New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act:


               -------------------------------------------------
                               (Title of Class)

               -------------------------------------------------
                               (Title of Class)

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

     The aggregate market value of voting stock of Sunburst Hospitality Corporation held by non-affiliates was $29,673,343 as of March 27, 2000 based upon a closing price of $4.50 per share.

             APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY
                 PROCEEDINGS DURING THE PRECEDING FIVE YEARS:
     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes [_] No [_]
                  (APPLICABLE ONLY TO CORPORATE REGISTRANTS)
     The number of shares outstanding of Sunburst Hospitality Corporation's common stock at March 27, 2000 was 15,358,837.
                     DOCUMENTS INCORPORATED BY REFERENCE.

     PART III Proxy Statement dated April 10, 2000.

===============================================================================

                                    PART I


Item 1.  Business

         Sunburst Hospitality Corporation ("Sunburst" or the "Company") owns and operates hotels in one of four principal categories within the lodging industry: extended-stay, traditional all-suites, full service and limited service. As of March 1, 2000, the Sunburst portfolio included 83 hotels open with 11,365 rooms in 27 States and 3 hotels under construction or in development. Each hotel is branded with a Choice Hotels International, Inc. ("Choice") brand. Sunburst is Choice's largest franchisee. The Company is in the process of converting its Miami Springs Comfort Inn hotel to a Holiday Inn Express and expects to complete the conversion in June 2000. Twenty-eight of the 83 hotels, with a net book value of $124.9 million at December 31, 1999, serve as collateral for the Company's multi-class mortgage pass-through certificates.

         Sunburst has a successful record of managing ahead of industry cycles. Prior to an industry downturn in the late 1980s, the Company was able to liquidate a substantial portion of its existing hotel portfolio. Then in 1992, the Company began to opportunistically acquire hotels at prices well below their replacement cost. All of these hotels have benefited from a significant investment of capital used to renovate and upgrade the properties. The hotels have also benefited from the installation of professional management and marketing systems. In the past four years the Company has responded to changing industry cycles by shifting its development strategy to the new construction of mid-market, all-suite extended-stay hotels and has opened 21 such hotels, all branded MainStay Suites.

         Sunburst's strategy is to: (i) actively manage the Company's existing portfolio and optimize performance by applying proven operating systems and procedures, (ii) sell hotels projected to underperform and redeploying capital into higher yielding assets; (iii) develop extended-stay hotels to capitalize on the positive fundamentals of the extended-stay opportunity; and (iv) selectively pursue development and repositioning opportunities.

Historical Acquisition Strategy

         The primary focus of Sunburst from 1992 through 1996 was the acquisition of hotels. During this period many hotels were facing financial hardship, creating an opportunity for Sunburst to acquire properties at prices well below replacement cost. Sunburst's strategy was to acquire and renovate the hotels, install professional management and marketing systems, and in some cases reposition the hotels to a different brand or service level. Between 1992 and 1997, Sunburst acquired 55 hotels, containing 7,809 rooms, for an aggregate purchase price of $187.7 million. Approximately $95.6 million was spent on additional capital improvements to those hotels. The total investment basis in the 55 acquired hotels is approximately 60% of the estimated replacement value of the hotels at their respective dates of acquisition.

         The Company believes that there are currently limited opportunities to acquire hotels at a substantial discount to replacement value. As a result, no hotels have been acquired by the Company since February 1997. The Company will evaluate acquisitions on an opportunistic basis when it believes that long-term value can be created.

Hotel Development

         The Company's recent strategy to concentrate on the development of mid-market, extended-stay hotels is intended to capitalize on the demand/supply imbalance in that niche. Historically, these hotels have produced higher than average returns on investment and management believes that demand in this segment significantly exceeds supply.

         Sunburst's focus on external development is geared to capitalize on the under-served, high-growth, mid-priced extended-stay all-suite segment, and the development of other high-quality, consumer-focused hotels.

                  The following is a list of new hotels developed by Sunburst since 1994 or under development as of March 1, 2000.

                                                                                                    Year of Opening
                                                                                                    ---------------
Market                                                                           Brand
------                                                                           -----
Dallas/Plano, TX................................................           Sleep Inn                     1994
San Antonio, TX.................................................           Sleep Inn                     1995
Baton Rouge, LA.................................................           Sleep Inn                     1996
Houston/Airport, TX.............................................           Sleep Inn                     1996
Austin/Round Rock, TX...........................................           Sleep Inn                     1996
Dallas/Plano, TX................................................           MainStay Suites               1996
Raleigh, NC.....................................................           Sleep Inn                     1997
Dallas/Arlington, TX............................................           Sleep Inn                     1997
Kansas City/Airport, MO.........................................           Sleep Inn                     1997
Charlotte, NC...................................................           Sleep Inn                     1997
Rockville, MD...................................................           Sleep Inn                     1997
Providence/Airport, RI..........................................           MainStay Suites               1997
Cincinnati/Blue Ash, OH ........................................           MainStay Suites               1997
Kansas City/Airport, MO.........................................           MainStay Suites               1998
Indianapolis, IN................................................           MainStay Suites               1998
Louisville, KY..................................................           MainStay Suites               1998
Greenville, SC..................................................           MainStay Suites               1998
Denver/Airport, CO..............................................           Sleep Inn                     1998
Orlando/Lake Mary, FL  .........................................           MainStay Suites               1998
Denver/Tech Center, CO .........................................           MainStay Suites               1999
Jacksonville, FL ...............................................           MainStay Suites               1998
Nashville, Brentwood, TN .......................................           MainStay Suites               1998
Miami/Airport, FL  .............................................           MainStay Suites               1998
Pittsburgh/Airport, PA  ........................................           MainStay Suites               1998
Fishkill/Poughkeepsie, NY ......................................           MainStay Suites               1998
Denver/Tech Center, CO  ........................................           Sleep Inn                     1999
Tempe, AZ ......................................................           MainStay Suites               1999
Miami/Airport, FL ..............................................           Sleep Inn                     1999
Annapolis, MD ..................................................           MainStay Suites               1999
Peabody, MA ....................................................           MainStay Suites               1999
Raleigh, NC ....................................................           MainStay Suites               1999
North Charleston, SC ...........................................           MainStay Suites               1999
Malvern, PA ....................................................           MainStay Suites               1999
Secaucus, NJ ...................................................           MainStay Suites               2000
Mt. Laurel, NJ (1) .............................................           MainStay Suites               2000
Schaumberg, IL (1)..............................................           MainStay Suites               2001
Bedford, MA (1).................................................           MainStay Suites               2001

__________
(1)   Hotel under development at December 31, 1999.

         Sunburst's focus on developing the mid-market, extended-stay product is based on statistics indicating the demand/supply imbalance. According to various industry studies, demand in the extended-stay market is strong, yet supply is limited, particularly in the mid-price segment. Industry sources define extended-stay as stays of five or more nights and reported that demand accommodated in extended-stay hotels grew faster than supply in 1999. By applying its hotel real estate development expertise, Sunburst is targeting markets with ideal conditions for the extended-stay product and building MainStay Suites hotels.

         The MainStay Suites brand, which was created by the Company in conjunction with Choice Hotels International, Inc, has a unique product design and service package which enhance property level appeal, productivity and profitability. Among the MainStay brand's most unique features are the automated check-in kiosk (which allows guests to check in and out without assistance from an employee) and the optional daily light touch housekeeping (full housekeeping just every five days). These features enable MainStay Suites hotels to operate with fewer full time equivalent employees than a similar limited service hotel.

         Sunburst anticipates that its extended-stay projects can produce stabilized, unleveraged pre-tax property level returns on investment of approximately 15%. This belief is supported by the Company's experience at the MainStay Suites hotels that are nearing stabilization. Projections are based on rate and occupancy forecasts generated internally by the Company and by external feasibility consultants, as well as internal operating guidelines, land cost and projected construction costs. The ultimate returns will, however, be impacted by a number of factors, including the extent of new competitive supply in each market, and there can be no assurance that projected returns will be achieved or that actual results will not differ materially. (See Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Forward Looking Statements, below.)

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

Hotel Dispositions

         During 1999, the Company sold eleven hotels for $37.0 million. At December 31, 1999, the Company had an additional seven hotels, with a total net book value of $34.5 million, being marketed for sale. The Company anticipates closing on the sale of these hotels during 2000. The Company has sold one hotel since December 31, 1999.

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

 .    E-Commerce. Sunburst has several electronic commerce initiatives aimed at producing incremental revenue and improving productivity. Approximately 1.6% of the Company's room revenue were booked through Internet sites and the Company expects that to increase to at least 3% in 2000. The Company also expects to install an Internet-based procurement system in 2000 which is expected to reduce the overall cost of purchasing various supplies.

 .    Information Systems. Each of the Sunburst-operated hotels has a computerized front desk and accounting system and all units are connected to Sunburst's own wide area network. These systems allow key financial indicators (such as daily occupancy and revenue) to be immediately gathered from each hotel and electronically transmitted to the key operating officers and managers of Sunburst. Instant access to information allows management to quickly spot trends and make corrections and changes where necessary. The system also allows for cost savings in the accounting and bookkeeping departments of each hotel.

 .    Time and Attendance System. Sunburst hotels maintain labor scheduling and automated time and attendance systems that are tied into a central payroll system at the corporate headquarters. This computerized method of scheduling and tracking time provides for scheduling based on up-to-date occupancy projections and allows management to make quick decisions on controlling labor costs.

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

The Hotel Properties

         Sunburst's hotel properties serve four categories of the lodging industry; traditional all-suite, extended-stay, full service and limited service.

                               ALL SUITE HOTELS

         All-Suite Hotels. Sunburst has five hotels in the traditional all-suite segment. Sunburst's all-suite hotel properties compete in the mid-price and upscale price segments.

                          Brand                          Number of Hotels             Number of Rooms       Price Segment
                          -----                          ----------------             ---------------       -------------
Quality Suites.................................                  3                           345              upscale
Comfort Suites.................................                  2                           232             mid-price

                             EXTENDED-STAY HOTELS

         Extended-Stay Hotels. Sunburst has 21 hotels with another 3 under construction or in development in the extended-stay segment. All are branded MainStay Suites and compete in the mid-price price segment.

Brand                                                        Number of Hotels    Number of Rooms      Price Segment
-----                                                        ----------------    ---------------      -------------
MainStay Suites........................................             21               2,054              mid-price


                              FULL SERVICE HOTELS

         Full Service Hotels. Sunburst has 16 hotels in the full service segment. Sunburst's full service hotels compete in the mid-price and upscale price segments. The table below identifies Sunburst's full service hotels by brand and price segment.

Brand                                                        Number of Hotels    Number of Rooms      Price Segment
-----                                                        ----------------    ---------------      -------------
Clarion Hotel & Inns...................................             11               2,126               upscale
Quality Hotel & Inns...................................              5               1,327              mid-price


                            LIMITED SERVICE HOTELS

         Limited Service Hotels. Sunburst has 41 hotels in the limited service segment open. Sunburst's limited service hotel properties compete in the mid-price price segments. The table below identifies Sunburst's limited service hotels by brand and price segment.

Brand                                                        Number of Hotels    Number of Rooms      Price Segment
-----                                                        ----------------    ---------------      -------------
Comfort Inns...........................................             22               3,173              mid-price
Quality Inns...........................................              6                 661              mid-price
Sleep Inns.............................................             13               1,447              mid-price


Franchise and Strategic Alliance Agreements

         Each Franchise Agreement with Choice Hotels International, Inc. has an initial term of twenty years. The Franchise Agreements have varying original dates, from 1982 through 1998. Certain Franchise Agreements allow for unilateral termination by either party on the 5th, 10th, or 15th anniversary of the Franchise Agreement. Sunburst's Franchise Agreements with Choice allow for early termination by Sunburst, subject to liquidated damage provisions which range from zero dollars to a maximum of $100,000 per property.

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

         At the time of the Spin-off and as subsequently amended, Choice and the Company entered into a Strategic Alliance Agreement pursuant to which: (i) requires the Company to give Choice two weeks notice of the filing of a hotel franchise application with any competitor of Choice; (ii) the Company has also agreed, barring a material change in market conditions, to continue to develop MainStay Suites hotels so that it will have opened a total 25 MainStay Suites hotels by October 15, 2001; (iii) Choice will provide certain credits against MainStay Suites franchise fees otherwise payable by the Company if certain financial performance goals for those hotels are not achieved; (iv) Choice and the Company have agreed to continue to cooperate with respect to matters of mutual interest, including new product and concept testing for Choice in hotels owned by the Company; and (v) the Company has authorized Choice, on a non-exclusive basis, to negotiate with third-party vendors on the Company's behalf for the purchase of certain items. The Strategic Alliance Agreement expires on October 15, 2002.

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

Regulation and Environmental Matters

         The Company's hotels are subject to numerous federal, state and local government regulations, including those pertaining to the preparation and sale of food and beverages (such as health and liquor license laws), building and zoning requirements and laws governing a hotel owner's relationship with employees, including minimum wage requirements, overtime, working conditions and work permit requirements. While the Company's operations have not been materially affected by such regulations, the Company cannot predict the effect of future regulations or legislation.

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

Employees

         At December 31, 1999, Sunburst employed approximately 3,500 employees. As is typical in the lodging industry, the Company experiences high rates of employee turnover. Less than 5% of the Company's employees are represented by unions. All of the Company's union employees are employed at Comfort Inn by the Bay, San Francisco, California. The Company considers its relations with its employees to be good.

Item 2.  Properties
                 The following chart lists by market segment Sunburst's hotels at March 1, 2000.


                                                                                                             Year
                                                                                          No. of      Constructed/Last
Hotel                                                             Market                   Rooms      Major Renovation
-----                                                             ------                  ------      ----------------
Traditional All-Suite
    Upscale
    Quality Suites Deerfield.....................    Fort Lauderdale, Florida               107           1991/1995
    Quality Suites...............................    Raleigh, North Carolina                114           1988/1994
    Quality Suites Shady Grove...................    Rockville, Maryland                    124           1978/1996
    Mid-Price
    Comfort Suites Haverhill.....................    Boston, Massachusetts                  131           1989/1997
    Comfort Suites Deerfield.....................    Fort Lauderdale, Florida               101           1991/1995

Extended-Stay
    Mid-Price
    MainStay Suites Plano........................    Dallas, Texas                          96              1996
    MainStay Suites Warwick......................    Providence, Rhode Island               94              1997
    MainStay Suites Blue Ash.....................    Cincinnati, Ohio                       100             1997
    MainStay Suites Airport......................    Kansas City, Missouri                  88              1998
    MainStay Suites Northwest....................    Indianapolis, Indiana                  88              1997
    MainStay Suites Louisville...................    Louisville, Kentucky                   100             1998
    MainStay Suites Tech Center..................    Denver, Colorado                       100             1998
    MainStay Suites Lake Mary....................    Orlando, Florida                       100             1998
    MainStay Suites South Pointe.................    Jacksonville, Florida                  100             1998
    MainStay Suites Greenville...................    Greenville, South Carolina             100             1998
    MainStay Suites Brentwood....................    Nashville, Tennessee                   100             1998
    MainStay Suites Miami Springs................    Miami Springs, Florida                 102             1998
    MainStay Suites Fishkill.....................    Fishkill, New York                     106             1998
    MainStay Suites Annapolis....................    Annapolis, Maryland                    97              1999
    MainStay Suites Pittsburgh...................    Pittsburgh, Pennsylvania               100             1998
    MainStay Suites Raleigh......................    Raleigh, North Carolina                88              1999
    MainStay Suites Tempe .......................    Tempe, Arizona                         94              1999
    MainStay Suites Peabody .....................    Peabody, Massachusetts                 94              1999
    MainStay Suites King of Prussia .............    Malvern, PA                            78              1999
    MainStay Suites N. Charleston................    Charleston, SC                         97              1999
    MainStay Suites Secaucus.....................    Secaucus, NJ                           132             2000

Full Service
    Upscale
    Clarion Hotel Baltimore......................    Baltimore, Maryland                    103           1927/1996
    Clarion Hotel Worthington....................    Columbus, Ohio                         231           1975/1996
    Clarion Hotel Richardson.....................    Dallas, Texas                          296           1982/1995
    Clarion on the Lake..........................    Hot Springs, Arkansas                  151           1965/1997
    Clarion Hotel Miami Airport..................    Miami, Florida                         109           1970/1996
    Clarion Hotel Hollywood Beach................    Miami-Ft. Lauderdale, Florida          309           1972/1996
    Clarion Hotel................................    Mobile, Alabama                        251           1979/1994
    Clarion Hotel Virginia Beach.................    Norfolk-Virginia Beach, Virginia       149           1985/1995
    Clarion Hotel Roanoke........................    Roanoke, Virginia                      154           1981/1997
    Clarion Hotel Springfield....................    Springfield, Missouri                  199           1974/1997
    Clarion Hotel................................    Charlotte, North Carolina              174           1974/1997

    Mid-Price
    Quality Inn South Point......................    Jacksonville, Florida                   184        1988/1994
    Quality Hotel Airport........................    Los Angeles, California                 278        1971/1994
    Quality Hotel Maingate Anaheim(1)............    Los Angeles, California                 284        1970/1995
    Quality Inn & Suites Hampton.................    Norfolk-Virginia Beach, Virginia        189        1972/1995
    Quality Hotel Arlington......................    Washington, DC                          392        1962/1997

Limited Service
    Mid-Price
    Comfort Inn Albuquerque......................    Albuquerque, New Mexico                 118        1985/1996
    Quality Inn Anderson.........................    Anderson, South Carolina                121        1988/1995
    Comfort Inn N.W. Pikesville(2)...............    Baltimore, Maryland                     190        1964/1994
    Comfort Inn University.......................    Baton Rouge, Louisiana                  150        1972/1994
    Comfort Inn Danvers..........................    Boston, Massachusetts                   140        1972/1997
    Comfort Inn Brooklyn.........................    Brooklyn, New York                       70        1926/1997
    Comfort Inn Canton...........................    Canton, Ohio                            124        1989/1994
    Comfort Inn Charlotte........................    Charlotte, North Carolina               150        1985/1996
    Quality Inn & Suites--Crown Point.............   Charlotte, North Carolina               100        1988/1996
    Comfort Inn Middleburg Heights...............    Cleveland, Ohio                         136             1989
    Quality Inn Plymouth.........................    Detroit, Michigan                       123        1989/1996
    Comfort Inn Deerfield Beach..................    Fort Lauderdale, Florida                 69        1975/1997
    Comfort Inn Hershey..........................    Hershey, Pennsylvania                   125        1990/1997
    Comfort Inn Hilton Head......................    Hilton Head, South Carolina             150        1988/1996
    Quality Inn & Suites Indianapolis............    Indianapolis, Indiana                   116        1982/1996
    Comfort Inn Collierville.....................    Memphis, Tennessee                       95        1984/1996
    Comfort Inn & Suites, Miami Springs..........    Miami, Florida                          165        1970/1996
    Comfort Inn Miami Springs....................    Miami, Florida                          110        1986/1996
    Comfort Inn Miami Beach......................    Miami, Florida                          153        1952/1997
    Comfort Inn--Lee Road........................    Orlando, Florida                        145        1985/1994
    Comfort Inn Portland.........................    Portland, Maine                         127        1984/1996
    Quality Inn Richmond.........................    Richmond, Virginia                      193        1985/1997
    Quality Inn Midvalley........................    Salt Lake City, Utah                    131        1972/1995
    Comfort Inn by the Bay(1)....................    San Francisco, California               138        1971/1996
    Comfort Inn Westport.........................    St. Louis, Missouri                     169        1971/1995
    Comfort Inn Tyson's..........................    Washington, DC                          250        1982/1995
    Comfort Inn West Palm Beach..................    West Palm Beach, Florida                162        1974/1995
    Comfort Inn Wichita..........................    Wichita, Kansas                         114        1985/1997
    Sleep Inn Round Rock.........................    Austin, Texas                           107             1996
    Sleep Inn Six Flags..........................    Dallas-Fort Worth, Texas                124             1997
    Sleep Inn Baton Rouge........................    Baton Rouge, Louisiana                  101             1996
    Sleep Inn Plano..............................    Dallas, Texas                           102             1994
    Sleep Inn Intercontinental...................    Houston, Texas                          107             1996
    Sleep Inn Raleigh............................    Raleigh, North Carolina                 107             1996
    Sleep Inn San Antonio........................    San Antonio, Texas                      107             1995
    Sleep Inn University.........................    Charlotte, North Carolina               121             1997
    Sleep Inn Airport............................    Kansas City, Missouri                   107             1997
    Sleep Inn Rockville..........................    Washington, DC                          107             1997
    Sleep Inn Airport............................    Denver, Colorado                        119             1998
    Sleep Inn Denver Tech........................    Denver, Colorado                        119             1999
    Sleep Inn Miami Airport......................    Miami Springs, Florida                  119             1999

(1)  Leased property

(2)  Hotel on leased land

         The following chart shows operating statistics for all of Sunburst's owned and managed hotels presented by market segment for the three fiscal years ended May 31, 1997, the seven months ended December 31, 1997, and the twelve months ended December 31, 1998 and 1999.

                                  FY 1995                             FY 1996                            FY 1997
                     ----------------------------------  ---------------------------------- ----------------------------------
                      ADR(2)  Occupancy(3)  RevPAR(4)    ADR(2)    Occupancy(3)  RevPAR(4)   ADR(2)   Occupancy(3)   RevPAR(4)
                     -------  ------------  ---------    ------    -----------   ---------  -------   -----------    ---------
Traditional
All-Suite.........    $58.74      61.34%     $36.03       $64.70      69.00%     $44.65       $70.55       73.42%      51.80%
Extended-Stay.....         -          -           -            -          -           -        57.09       65.55       37.42
Full Service......     54.04      65.43       35.36        58.85      65.41       38.49        63.25       67.05       42.41
Limited Service...     48.39      69.15       33.46        53.36      67.11       35.81        56.39       69.23       39.04
All Hotels........     51.28      67.10       34.40        55.97      66.61       37.28        59.60       68.69       40.94

                            Seven months ended
                           December 31, 1997(1)            Year ended December 31, 1998         Year ended December 31, 1999
                     ----------------------------------  ---------------------------------   -----------------------------------
                      ADR(2)   Occupancy(3)  RevPAR(4)   ADR(2)   Occupancy(3)   RevPAR(4)    ADR(2)   Occupancy(3)   RevPAR(4)
                      ------   ------------  --------    ------   ------------   ---------    ------   ------------   --------
Traditional
All-Suite.........    $70.03      72.05%      $50.45      $75.27      72.65%      $54.69      $76.96        70.76%     $54.45
Extended-Stay.....     61.57      48.64        29.95       56.03      57.17        32.04       57.82        70.24       40.62
Full Service......     65.23      66.46        43.35       67.69      66.81        45.23       69.37        65.01       45.09
Limited Service...     59.11      68.01        40.20       59.98      67.36        40.40       63.40        66.95       42.45
All Hotels........     61.81      67.41        41.67       62.90      66.57        41.87       64.22        66.80       42.88

_______________________________________
     (1) The information provided in the table above for the seven months ended December 31, 1997 is not representative of a full fiscal year due to the seasonality of the hotel industry.
     (2) Average Daily Rate ("ADR") is determined by dividing room revenue by the number of rooms occupied on a daily basis for the applicable period.
     (3) Occupancy is determined by dividing the number of guest rooms occupied on a daily basis by the total number of guest rooms available for the period.
     (4) Revenue Per Available Room ("RevPAR") is calculated by multiplying the percentage of occupied rooms by the average daily room rate realized.


                                                                                     Seven Months
                                                                                        Ended       Year Ended     Year Ended
                                                    Fiscal Year Ended May 31,        December 31,  December 31,   December 31,
                                                 1995         1996         1997        1997 (1)        1998           1999
                                              ------------ ------------ ------------ ------------- ------------- ---------------
Number of properties, end of period.......          48           65           71            76            86             83
Number of rooms, end of period............       7,941        9,713       10,330        10,885        11,910         11,351
Average occupancy percentage..............       67.10%       66.61%       68.70%        67.41%        66.57%         66.80%
Average daily room rate (ADR).............      $51.28       $55.97       $59.62       $ 61.81       $ 62.90        $ 64.22
RevPAR....................................      $34.40       $37.28       $40.96       $ 41.67       $ 41.87        $ 42.88
--------------------------------------------------------------------------------------------------------------------------------

___________________________________________
(1) The information provided in the table above for the seven months ended December 31, 1997 is not representative of a full fiscal year due to the seasonality of the hotel industry.

Item 3.  Legal Proceedings

         The Company is not a party to any litigation, other than routine litigation incidental to its business. None of such litigation, either individually or in the aggregate, is expected to be material to the business, financial condition or results of operations of the Company.

Item 4.  Submission of Matters to a Vote of Security Holders

         No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 1999.

Executive Officers Of Sunburst Hospitality Corporation

         The name, age, title, present principal occupation, business address and other material occupations, positions, offices and employment of each of the executive officers of Sunburst are set forth below. The business address of each executive officer is 10770 Columbia Pike, Silver Spring, Maryland 20901, unless otherwise indicated.

Name                                    Age       Position
----                                    ---       --------
Stewart Bainum, Jr................      55        Chairman of the Board of Directors
Donald J. Landry..................      51        Vice Chairman, Chief Executive Officer and President
James A. MacCutcheon..............      47        Executive Vice President, Chief Financial Officer and Treasurer
Kevin P. Hanley...................      42        Senior Vice President, Development and Extended-Stay
Gregory D. Miller.................      45        Senior Vice President, Marketing and Human Resources
Douglas H. Verner.................      46        Senior Vice President, General Counsel & Secretary
Charles G. Warczak, Jr............      52        Vice President, Finance and Systems
Pamela M. Williams................      44        Vice President, Assistant General Counsel and Assistant Secretary

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

Donald J Landry. Chief Executive Officer, President and Vice Chairman of the Company since July 1999; Chief Executive Officer and Vice Chairman of the Company since October 1997; President of the Company from January 1995 to October 1997; President of Manor Care Hotel Division ("MCHD") from March 1992 to November 1996; various executive positions with Richfield Hotel Management, Inc. and its predecessors for more than 20 years, including President of MHM Corporation.

James A. MacCutcheon. Executive Vice President, Chief Financial Officer and Treasurer of the Company since November 1996; Senior Vice President, Chief Financial Officer and Treasurer of the Company from September 1993 to November 1996; Senior Vice President, Chief Financial Officer and Treasurer of Manor Care from October 1987 through November 1996; Treasurer of Vitalink from September 1992 to January 1997 and a Director of Vitalink from September 1994 to June 1998.

Kevin P. Hanley. Senior Vice President, Development and Extended Stay of the Company since June 1999; Vice President, Real Estate and Development of the Company from December 1994 to June 1999; Vice President, Real Estate and Development of MCHD from December 1994 to November 1996; Executive Vice President of Hospitality Investment Trust from September 1994 to November 1994; Senior Vice President; Development and

Acquisitions of Motel 6, L.P. from May 1992 to September 1994; various other positions with Motel 6, L.P. since January 1987.

Gregory D. Miller. Senior Vice President, Marketing and Human Resources of the Company since June 1999, Senior Vice President, Human Resources from October 1997 to June 1999; Vice President, Marketing of MCHS from March 1995 to October 1997; Vice President, Strategic Planning of Manor Care from May 1992 to September 1995.

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

                                    PART II


Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

         The shares of Sunburst's Common Stock are listed and traded on the New York Stock Exchange. The following table sets forth the high and low sales prices of Sunburst's Common Stock since it began trading on November 4, 1996:

                                                             High        Low
FISCAL YEAR ENDED MAY 31, 1997
     November 4 - November 30, 1996                         $     16    $13 3/4
     Quarter ended February 28, 1997                          17 5/8         15
     Quarter ended May 31, 1997                               15 7/8     12 3/4
TRANSITION PERIOD ENDED DECEMBER 31, 1997 (1)
     Quarter ended August 30, 1997                           19 5/16     15 1/2
     Quarter ended November 30, 1997 (2)
          Prior to October 15, 1997                           20 3/8     18 3/4
          October 15, 1997 through November 30, 1997          11 5/8      9 1/8
     December 1, 1997 - December 31, 1997                     10 1/4      8 5/8
FISCAL YEAR ENDED DECEMBER 31, 1998
     Quarter ended March 31, 1998                            9 15/16      8 1/4
     Quarter ended June 30, 1998                                   9      5 3/8
     Quarter ended September 30, 1998                          6 7/8          3
     Quarter ended December 31, 1998                           4 3/4     4 7/16
FISCAL YEAR ENDED DECEMBER 31, 1999
     Quarter ended March 31, 1999                              5 1/8      3 3/4
     Quarter ended June 30, 1999                              6 3/16      3 7/8
     Quarter ended September 30, 1999                          6 3/4      5 5/8
     Quarter ended December 31, 1999                           6 1/4      4 7/8

-------------
(1) On September 16, 1997, the Company changed its fiscal year-end from May 31 to December 31. The Company elected to continue reporting its operations pursuant to its historical fiscal quarters during the transition period ended December 31, 1997.
(2) On October 15, 1997, the Company spun off the Choice Franchising Business through a special dividend to the Company's shareholders of all of the common stock of Choice and effected a one-for-three reverse stock split. The stock prices for the quarter ended November 30, 1997 have not been adjusted to give effect to the substantially simultaneous spin-off of Choice and the reverse stock split. Accordingly, the high and low sales prices are presented for both the period prior to and after the Choice Spin-Off and the reverse stock split.

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

         As of March 20, 2000, there were approximately 7,631 holders of the Company's common stock.

Item 6.  Selected Financial Data

                                                    For the year  For the year  For the seven
                                                       ended         ended      months ended        For the fiscal year ended
                                                    December 31,  December 31,  December 31,                 May 31,
                                                                                              -----------------------------------
                                                        1999          1998          1997         1997        1996         1995
                                                    ------------  ------------  ------------- ----------   ---------   ----------
Statement of Income Data

Total revenues                                         $ 210,036     $ 204,096     $ 114,553   $ 185,753   $ 154,625   $  114,514

Hotel operating expenses                                 138,181       131,881        77,134     129,699     114,403       87,588
Corporate expense                                         10,405        13,961         8,244       7,691       8,026        6,038
                                                    ------------  ------------  ------------  ----------   ---------   ----------

Recurring EBITDA                                          61,450        58,254        29,175      48,363      32,196       20,888

Provision for asset impairment/ (net gains
on property dispositions)                                 (1,878)        4,264         5,119           -      24,595            -
Depreciation and amortization
                                                          26,240        26,983        14,246      20,632      16,636       12,513
Interest expense                                          24,677        20,756        10,138      15,891      12,839        9,155
                                                    ------------  ------------  ------------  ----------   ---------   ----------

Income/(loss) from continuing operations
   before income taxes                                    12,411         6,251          (328)     11,840     (21,874)        (780)

Income taxes                                               5,104         2,563           (44)      5,035      (8,523)        (323)
                                                    ------------  ------------  ------------  ----------   ---------   ----------

Income/(loss) from continuing operations                   7,307         3,688          (284)      6,805     (13,351)        (457)

Discontinued operations (1)                                    -             -        16,369      35,219      21,809       17,268
                                                    ------------  ------------  ------------  ----------   ---------   ----------

Net income before extraordinary loss and
cumulative effect of a change in accounting
    principle                                              7,307         3,688        16,085      42,024       8,458       16,811

Extraordinary loss from early debt
redemption, net of $476, $201 and $747  tax benefit,
    respectively                                            (772)         (308)            -      (1,144)          -            -

Cumulative effect of a change in accounting,
principle net of $421 tax benefit                           (599)            -             -           -           -            -
                                                    ------------  ------------  ------------  ----------   ---------   ----------

Net income                                             $   5,936     $   3,380    $   16,085   $  40,880   $   8,458   $   16,811


Basic earnings per share data
    From continuing operations                         $    0.38     $    0.18    $    (0.01)  $    0.32   $   (0.64)  $    (0.02)
    From discontinued operations                               -             -          0.82        1.69        1.05         0.83

    From extraordinary items                               (0.04)        (0.01)            -       (0.05)          -            -

    From cumulative effect of a change in
    accounting principle                                   (0.03)            -             -           -           -            -
                                                    ------------  ------------  ------------  ----------   ---------   ----------
    Net income                                         $    0.31     $    0.17     $    0.81   $    1.96   $    0.41   $     0.81
                                                    ============  ============  ============  ==========   =========   ==========

Diluted earnings per share data
    From continuing operations                         $    0.38     $    0.18    $    (0.01)  $    0.32   $   (0.64)  $    (0.02)
    From discontinued operations
                                                               -             -          0.82        1.66        1.05         0.83
    From extraordinary items
                                                           (0.04)        (0.01)            -       (0.05)          -            -
    From cumulative effect of a change in
    accounting principle                                   (0.03)            -             -           -           -            -
                                                    ------------  ------------  ------------  ----------   ---------   ----------
    Net income                                         $    0.31     $    0.17     $    0.81   $    1.93   $    0.41   $     0.81
                                                    ============  ============  ============  ==========   =========   ==========

Weighted average common shares outstanding (2)            19,036        19,956        19,979      20,893      20,876       20,827
                                                    ============  ============= ============  ===========  =========   ==========

1) Discontinued operations represents the income of the discontinued franchising business less applicable income taxes of $11,825, $25,165, $15,923, and $13,467, respectively.

2) Weighted average common shares outstanding represents the weighted average common shares outstanding of the Company's parent Manor Care, Inc. for fiscal years 1995 and 1996. Fiscal year 1997 represents the weighted average common shares of Manor Care, Inc. for the period through November 1, 1997. The period following November 1, 1997 represents the weighted average common shares of the Company. Fiscal year 1995 through 1997 have been adjusted for the one-for-three reverse stock split.

                                                               As of December 31,                        As of May 31,
                                                    ----------------------------------------- ------------------------------------
                                                        1999          1998          1997         1997        1996         1995
                                                    ------------- ------------- ------------- -----------  ----------  -----------
Balance Sheet Data
    Total assets                                         413,189       422,511       400,983     426,429     328,311      254,229
    Notes payable to Manor Care, Inc.                          -             -             -      37,022     147,023      119,823
    Total debt                                           293,663       281,189       248,120     260,369     163,497      137,122
    Total liabilities                                    330,142       319,874       311,676     301,942     180,752      188,400
    Equity or investments and advances
       from Parent                                        83,047       102,637        89,307     124,487     147,559       65,829

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

         The Company owned and operated 83 hotels with 11,351 rooms in 26 states at December 31, 1999. The hotels are under the brand names Comfort, Clarion, Sleep, Quality and MainStay Suites. The Company's continuing business consists primarily of guest room revenue, meeting room revenue, and food and beverage revenue from owned and operated hotels.

Comparison of Calendar Year 1999 and Calendar Year 1998
-------------------------------------------------------

         The following tables present calendar quarter and full calendar year information showing the results of operations of the Company's ongoing hotel operations for 1999 and 1998 (in thousands, unaudited).

                                                 Quarter Ending
                               ------------------------------------------------
                                March 31   June 30    September 30  December 31
                               ------------------------------------------------

Year ended December 31, 1999
     Revenue                     $50,272     $55,706    $56,771      $47,287
     Recurring EBITDA (1)         14,831      18,133     17,852       10,634

Year ended December 31, 1998
     Revenue                     $46,139     $54,440    $56,320      $47,197
     Recurring EBITDA (1)         12,549      16,518     16,719       12,468

________________________
(1) Recurring EBITDA consists of the sum of net income (loss), interest expense, income taxes, and depreciation and amortization and non-recurring charges for the Company's ongoing operations. EBITDA is presented because such data is used by certain investors to determine the Company's ability to meet debt service, fund capital expenditures and expand its business. The Company considers EBITDA to be an indicative measure of operating performance particularly due to the large amount of depreciation and amortization. Such information should not be considered an alternative to net income, operating income, cash flow from operations or any other operating or liquidity performance measure prescribed by GAAP. Cash expenditures (including nondiscretionary expenditures) for various long-term assets, interest expense and income taxes have been, and will be, incurred which are not reflected in the EBITDA presentation and therefore EBITDA does not represent funds available for management's discretionary use.

                                                        Year ending
                                                        December 31,
                                                   ---------------------------
                                                     1999            1998
                                                   ---------------------------
Revenues
   Rooms                                             $184,833        $178,755
   Food and beverage                                   17,153          17,247
   Other                                                8,050           8,094
                                                   --------------------------
         Total revenues                               210,036         204,096
                                                   --------------------------

Hotel operating expenses                              138,181         131,881
Corporate expense                                      10,405          13,961
                                                   --------------------------

Recurring EBITDA                                       61,450          58,254
                                                   --------------------------

(Net gains on  property dispositions)/
provision for asset impairment                         (1,878)          4,264
Depreciation and amortization                          26,240          26,983
Interest expense                                       24,677          20,756
                                                   --------------------------

Income from continuing operations before
   income taxes                                             12,411     6,251
      Income taxes                                           5,104     2,563
                                                       -----------------------
Income from continuing operations                           $7,307    $3,688
                                                       =======================

Basic earnings per share from continuing operations         $ 0.38    $ 0.18
                                                       =======================


         Total revenues increased from $204.1 million in 1998 to $210.0 million in 1999, an increase of 2.9%. The Company utilizes Revenue per Available Room ("RevPAR"), which is calculated by multiplying the percentage of occupied rooms by the average daily room rate realized, as a measure of the operating performance of its hotels. RevPAR for those properties opened at least one year remained consistent with prior year. RevPAR for the extended-stay portfolio increased a full 26%, as these newly-developed hotels continued to ramp up. With the growth in its REVPAR and an increase from 13 to 20 open extended-stay hotels, extended-stay revenue increased from $12.3 million in 1998 to $25.1 million in 1999. This increase in revenue was largely offset by the sale of eleven hotels.

         Corporate expense amounted to $10.4 million, a decrease of approximately $3.6 million or 25.5% from the prior year. Corporate expense amounted to 4.9% of revenues during 1999 as compared to 6.8% during 1998. A number of initiatives to reduce overhead resulted in the overall cost reduction. Initiatives included corporate level staffing reductions, consolidation of office space, sub-leasing of excess office space and termination of various service agreements with formerly affiliated entities.

Recurring earnings before interest, taxes, depreciation and amortization ("Recurring EBITDA") increased 5.5%, to $61.5 million in 1999 from $58.3 million in 1998. Recurring EBITDA margin for 1999 was 29.3% as compared to 28.5% in 1998.

Included in net gains on property dispositions and provision for asset impairment were $1.9 million of pre-tax net gains on sales of eleven hotels in 1999 and a pre-tax charge of approximately $4.3 million against earnings in 1998 to reduce several hotels being marketed for sale to estimated net realizable value, net of disposition costs.

Interest expense increased 18.9% to $24.7 million in 1999 from $20.8 million in 1998. The increase is principally the result of additional borrowings associated with the Company's development of hotels as well as an increase in the effective rate utilized to accrue interest on the subordinated note payable to Choice. The Choice note's effective rate is 10.6% if outstanding through maturity in 2002.

         Income from continuing operations of $7.3 million, increased 98% from $3.7 million in 1998.


Comparison of Calendar Year 1998 and Calendar Year 1997 (Domestic Hotels)
-------------------------------------------------------------------------

         The following tables present calendar quarter and full calendar year information showing the results of operations of the Company's ongoing domestic hotel operations for 1998 and 1997 (in thousands, unaudited).

                                                                     Quarter Ending
                                          ----------------------------------------------------------------------
                                              March 31          June 30        September 30      December 31
                                          ----------------------------------------------------------------------
Year ended December 31, 1998
     Domestic Revenue                              $46,139           $54,440          $56,320           $47,197
     Recurring Domestic EBITDA (2)                  12,549            16,518           16,719            12,468

Year ended December 31, 1997
     Domestic Revenue                              $41,258           $46,982          $49,052           $42,760
     Recurring Domestic EBITDA (2)                  11,793            15,484           14,092             8,413

____________________________
(2) Recurring domestic EBITDA consists of the sum of net income (loss), interest expense, income taxes, and depreciation and amortization and non-recurring charges for the Company's ongoing domestic operations. EBITDA is presented because such data is used by certain investors to determine the Company's ability to meet debt service, fund capital expenditures and expand its business. The Company considers EBITDA to be an indicative measure of operating performance particularly due to the large amount of depreciation and amortization. Such information should not be considered an alternative to net income, operating income, cash flow from operations or any other operating or liquidity performance measure prescribed by GAAP. Cash expenditures (including nondiscretionary expenditures) for various long-term assets, interest expense and income taxes have been, and will be, incurred which are not reflected in the EBITDA presentation and therefore EBITDA does not represent funds available for management's discretionary use.

                                                   Year ending
                                                   December 31,
                                          -----------------------------
                                               1998             1997
                                          -----------------------------
Revenues
   Rooms                                        $178,755      $ 157,380
   Food and beverage                              17,247         14,991
   Other                                           8,094          7,681
                                          -----------------------------
         Total revenues                          204,096        180,052
                                          -----------------------------

Hotel operating expenses                         131,881        119,190
Corporate expense                                 13,961         11,079
                                          -----------------------------

Recurring EBITDA                                  58,254         49,783
                                          -----------------------------

Provision for asset impairment and other
  non-recurring charges                            4,264          5,119
Depreciation and amortization                     26,983         22,372
Interest expense                                  20,756         16,461
                                          -----------------------------

Income from continuing operations before
   income taxes                                    6,251          5,831
      Income taxes                                 2,563          2,537
                                          -----------------------------
Income from continuing operations               $  3,688      $   3,294
                                          =============================

Basic earnings per share from continuing
operations                                      $   0.18      $    0.16
                                          =============================


         Hotel revenues increased from $180.1 million in calendar 1997 to $204.1 million in 1998, an increase of 13.3%. Increases in revenue were the result of an increase in the size of the Company's portfolio and improved RevPAR. The portfolio increased from 76 hotels at December 31, 1997 to 86 hotels at December 31,1998, an increase of 9.4% in the number of rooms. Gross operating margin (operating income before corporate expense, depreciation and amortization and non-recurring charges) increased from 21.4% in 1997 to 22.0% in 1998.

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

          Calendar year 1998 represented the first full year operating as a separate, stand-alone company and, accordingly, general corporate expense increased from 6.2% of revenues to 6.8% of revenues in 1998. Recurring domestic EBITDA increased 17% to $58.3 million in 1998 from $49.8 million in 1997. Recurring domestic EBITDA margin for 1998 was 28.5% as compared to 27.7% in 1997.

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

          Interest expense increased from $16.5 million to $20.8 million in 1998, an increase of 26.1%. The increase results from an increased amount of debt outstanding over the respective periods. The Company's debt has increased over the period to fund the development of hotels.

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


Liquidity and Capital Resources
-------------------------------

          The Company maintains an $80 million committed line of credit with a group of four banks to support on-going operations and to fulfill capital requirements. The Credit Facility expires in October 2000. Availability under that line of credit is a function of trailing cash flow, but amounted to the full $80.0 million at December 31, 1999. Borrowings under the line amounted to $51 million at December 31, 1999. The Company is currently negotiating a one year extension of the bank facility, which will include a reduction in the commitment to $60 million.

         At the distribution date, the Company owed Choice $115.0 million in the form of a pay-in-kind subordinated note with a five year maturity. The note provides financial flexibility due to the fact that accrued interest is not payable until maturity.

          On April 23, 1997, the Company, through its indirect subsidiary, First Choice Properties, completed an offering of $117.5 million multi-class mortgage pass-through certificates (the "CMBS debt"). This CMBS debt is non-recourse and is collateralized by 28 hotel properties with a net book value of $124.9 million owned by the Company. The CMBS debt carries a 7.8% blended weighted average interest rate and has a final maturity of May 5, 2012. The hotel properties so collateralized reported EBITDA of $29.7 million for calendar year 1999. The Company used the proceeds to repay debt payable to its former parent, Manor Care, Inc.

          The Company intends to develop MainStay Suites, a mid-priced extended-stay hotel product. At December 31, 1999, 20 MainStay Suites were open and operating with another four hotels under development. The cost to develop a MainStay Suites hotel approximates $5.5 to $6.0 million. In order for the Company to continue on a long-term basis a development program, additional capital will be required.

          The Company's objective is to reduce its overall leverage while continuing to grow through development. The Company continuously evaluates its existing portfolio and seeks to sell hotels that have limited upside potential or that are projected to under-perform in order to redeploy capital into higher yielding assets. The Company identified eleven such hotels that were sold in 1999 for total proceeds of $37.0 million. As of December 31, 1999, an additional seven hotels are being marketed for sale in 2000. Proceeds from asset sales in 1999 were used to purchase shares for Treasury and reduce debt, including $9.2 million of CMBS debt which resulted in a pre-payment penalty of $772,000, after tax.

          Net cash provided by continuing operating activities was $45.4 million for the year ended December 31, 1999, as compared to $35.3 million, for the year ended December 31, 1998.

          The Company's Board of Directors authorized Treasury share purchase programs aggregating six million shares. As of December 31, 1999, 5,911,366 shares were purchased at an aggregate cost of $29.6 million. The program was completed in January 2000. The Company does not anticipate expanding the Treasury share purchase program, at least until such time as additional financing is arranged.

          At December 31, 1999, the Company's debt to book capitalization amounted to 78.0% and debt to market capitalization was 77.9%. Debt to recurring EBITDA amounted to 4.8:1 and recurring EBITDA to interest was 2.4:1 for calendar year 1999. Senior debt to recurring EBITDA was 2.4:1 for 1999 and recurring EBITDA to cash interest was 5.9:1 for calendar year 1999.

          While operating cash flow, credit available under the Company's bank facility and proceeds from the sale of hotels are expected to be adequate to fund operations and committed construction projects, accessing additional capital is imperative in order for the Company to expand its development and growth plans. Also, given the relatively short maturities of the note payable to Choice and the near term expiration of the bank facility, refinancing or extending maturities is an imperative. If the Company is unsuccessful in arranging for an extension of its bank facility which otherwise expires October 15, 2000, alternative sources of capital will have to be identified and accessed during 2000.

          Excluding development, recurring capital expenditures required to maintain operating assets in the appropriate condition are estimated to be approximately $15 million per year. Planned capital expenditures for the development of hotels in 2000 are projected to be approximately $20 million.


Seasonality
-----------

          Demand at many of the hotels is affected by recurring seasonal patterns, depending upon the location of the hotel. Accordingly, the Company's operations are seasonal in nature, with lower revenue and operating profit in November through February and higher revenue and operating profit in March through October.


Inflation
---------

          Inflation has not had a material effect on the revenues or operating results of the Company during the year ended December 31, 1999 or 1998.


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

             Item 8.  Financial Statements and Supplementary Data

                                                                                                     Page
                                                                                                     ----
     Report of Independent Public Accountants.......................................................    22
     Consolidated Balance Sheets....................................................................    23
     Consolidated Statements of Income..............................................................    24
     Consolidated Statements of Cash Flows..........................................................    25
     Consolidated Statements of Stockholders' Equity and Comprehensive Income.......................    26
     Notes to Consolidated Financial Statements ....................................................    27

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To the Stockholders of Sunburst Hospitality Corporation:

          We have audited the accompanying consolidated balance sheets of Sunburst Hospitality Corporation and subsidiaries (the "Company" formerly Choice Hotels International, Inc., see Basis of Presentation) as of December 31, 1999 and 1998, the related consolidated statements of income, stockholders' equity and comprehensive income and cash flows for the years ended December 31, 1999 and 1998, the seven months ended December 31, 1997 and the fiscal year ended May 31, 1997. These financial statements and the schedules referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

          We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

          In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sunburst Hospitality Corporation and subsidiaries as of December 31, 1999 and 1998, and the results of their operations and their cash flows for the years ended December 31, 1999 and 1998, the seven months ended December 31, 1997 and the fiscal year ended May 31, 1997, in conformity with accounting principles generally accepted in the United States.

          Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedules listed in the index at Item 14(a)(2) are presented for purposes of complying with the Securities and Exchange Commission rules and are not part of the basic financial statements. These schedules have been subjected to the auditing procedures applied in our audit of the basic financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.


                                                 Arthur Andersen LLP


Vienna, Virginia
February 16, 2000

                       SUNBURST HOSPITALITY CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                     (In thousands, except share amounts)

                                                                                          As of
                                                                            -----------------------------------
                                                                              December 31,       December 31,
                                                                                 1999               1998
                                                                            ---------------   ----------------
                                             ASSETS
Real estate, net                                                                $   359,258        $   363,023
Real estate held for sale                                                            34,498             37,122
Receivables (net of allowance for doubtful
   accounts of $500 and $611, respectively)                                           7,851              7,271
Other assets                                                                          8,617             10,982
Cash and cash equivalents                                                             2,965              4,113
                                                                            ---------------   ----------------

           Total assets                                                         $   413,189        $   422,511
                                                                            ===============   ================


                             LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES

Debt
      Senior debt and capital leases                                            $   151,807        $   153,341
      Subordinated debt                                                             141,856            127,848
                                                                            ---------------   ----------------
                                                                                    293,663            281,189

Accounts payable and accrued expenses                                                30,096             32,633
Deferred income taxes ($5,368 and $1,352, respectively) and
  other liabilities                                                                   6,383              6,052
                                                                            ---------------   ----------------

           Total liabilities                                                        330,142            319,874
                                                                            ---------------   ----------------

STOCKHOLDERS' EQUITY

Common stock (60,000,000 authorized, at $0.01 par value,
   22,148,313 and 21,545,305 issued and 14,808,060 and 19,606,006
   outstanding at December 31, 1999 and 1998, respectively)                             245                244
Additional paid-in-capital                                                          173,363            171,462
Treasury stock (7,340,253 and 1,939,299 shares, respectively)                       (93,284)           (65,856)
Retained earnings (deficit)                                                           2,723             (3,213)
                                                                            ---------------   ----------------

           Total stockholders' equity                                                83,047            102,637
                                                                            ---------------   ----------------

           Total liabilities and stockholders' equity                           $   413,189        $   422,511
                                                                            ===============   ================

   The accompanying notes are an integral part of these consolidated balance sheets.

                       SUNBURST HOSPITALITY CORPORATION
                       CONSOLIDATED STATEMENTS OF INCOME
                   (In thousands, except per share amounts)


                                                                                                    For the seven    For the fiscal
                                                                For the year       For the year         months           year
                                                                   ended               ended             ended           ended
                                                                December 31,       December 31,      December 31,        May 31,
                                                                    1999               1998              1997             1997
                                                              ----------------    ---------------   ---------------  --------------
REVENUES
     Rooms                                                       $     184,833      $     178,755      $    100,670    $   165,239
     Food and beverage                                                  17,153             17,247             9,231         13,356
     Other                                                               8,050              8,094             4,652          7,158
                                                              ----------------    ---------------   ---------------  -------------

         Total revenues                                                210,036            204,096           114,553        185,753
                                                              ----------------    ---------------   ---------------  -------------

OPERATING EXPENSES
     Departmental expenses
         Rooms                                                          52,932             51,227            33,484         58,502
         Food and beverage                                              12,935             13,183             7,319         10,887
         Other                                                           3,631              3,056             1,530          2,674
     Undistributed operating expenses                                   68,683             64,415            34,801         57,636
     Depreciation and amortization                                      26,240             26,983            14,246         20,632
     Corporate                                                          10,405             13,961             8,244          7,691
     (Net gains on property dispositions)/ provision for
     asset impairment and non-recurring charges                         (1,878)             4,264             5,119              -
                                                              ----------------    ---------------   ---------------  -------------
         Total operating expenses                                      172,948            177,089           104,743        158,022
                                                              ----------------    ---------------   ---------------  -------------

OPERATING INCOME                                                        37,088             27,007             9,810         27,731
                                                              ----------------    ---------------   ---------------  -------------

INTEREST EXPENSE                                                        24,677             20,756            10,138         15,891
                                                              ----------------    ---------------   ---------------  -------------

INCOME (LOSS) FROM CONTINUING
OPERATIONS BEFORE INCOME TAXES                                          12,411              6,251              (328)        11,840
         Income taxes                                                    5,104              2,563               (44)         5,035
                                                              ----------------    ---------------   ---------------  -------------

INCOME (LOSS) FROM CONTINUING OPERATIONS                                 7,307              3,688              (284)         6,805

DISCONTINUED OPERATIONS:  Income from operations
     of discontinued franchising business (less applicable
     income taxes of $0, $0, $11,825, and $25,165,
     respectively)                                                           -                  -            16,369         35,219
                                                              ----------------    ---------------   ---------------  -------------

INCOME BEFORE EXTRAORDINARY ITEM AND
CUMULATIVE EFFECT OF A CHANGE IN ACCOUNTING
PRINCIPLE                                                                7,307              3,688            16,085         42,024

EXTRAORDINARY ITEM -- Loss from early extinguishment
of debt (net of $476, $201, and $747 tax benefit)                          772                308                 -          1,144

CUMULATIVE EFFECT OF A CHANGE IN ACCOUNTING
PRINCIPLE - (net of $421 tax benefit)                                      599                  -                 -              -
                                                              ----------------    ---------------   ---------------  -------------

NET INCOME                                                       $       5,936      $       3,380      $     16,085    $    40,880
                                                              ================    ===============   ===============  =============

Basic earnings per share
------------------------
         From continuing operations                              $        0.38      $        0.18      $      (0.01)   $      0.32
         From discontinued operations                                        -                  -              0.82           1.69
         From extraordinary item                                         (0.04)             (0.01)                -          (0.05)
         From cumulative effect of a change in accounting
         principle                                                       (0.03)                 -                 -              -
                                                              ----------------    ---------------   ---------------   ------------
         Earnings per share                                      $        0.31      $        0.17      $       0.81    $      1.96
                                                              ================    ===============   ===============   ============

Diluted earnings per share
--------------------------
         From continuing operations                              $        0.38      $        0.18      $      (0.01)   $      0.32
         From discontinued operations                                        -                  -              0.82           1.66
         From extraordinary item                                         (0.04)             (0.01)                -          (0.05)
         From cumulative effect of a change in accounting
         principle                                                       (0.03)                 -                 -              -
                                                              ----------------    ---------------   ---------------  -------------
         Earnings per share                                      $        0.31      $        0.17      $       0.81    $      1.93
                                                              ================    ===============   ===============  =============

The accompanying notes are an integral part of these consolidated statements of income.

                       SUNBURST HOSPITALITY CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In thousands)

                                                                        For the year    For the year   For the seven  For the fiscal
                                                                           ended           ended         months ended   year ended
                                                                        December 31,    December 31,    December 31,      May 31,
Cash Flows From Operating Activities                                        1999            1998            1997           1997
                                                                       --------------  --------------  -------------   ------------
Income (loss) from continuing operations before extraordinary item
and cumulative effect of a change in accounting principle                  $    7,307     $     3,688    $       (284)   $    6,805
Reconciliation of net income (loss) to net cash
   provided by operating activities:
     Depreciation and amortization                                             26,240          26,983          14,246        20,632
     Amortization of deferred financing fees                                      287             244             248             -
     Amortization of debt discount                                              1,543           1,921             528            29
     Accrued interest on Choice Hotels International, Inc. note                12,646           8,808           2,648             -
     Provision for bad debts, net                                                 531             424             247           560
     Increase in deferred taxes                                                 4,016             466             695         2,920
     (Gain) loss on sale of property                                           (1,878)            (65)              -           220
     Provision for asset impairment and other non-recurring charges                 -           3,983           5,119             -
Change in assets and liabilities:
     Change in receivables                                                     (1,111)         (1,434)           (152)       (1,686)
     Change in other assets                                                     4,167          (2,351)           (357)       (3,963)
     Change in accounts payable, accrued expenses and other
     liabilities                                                               (6,222)           (790)         (9,323)       17,391
     Change in payable to Choice Hotels International, Inc.                         -          (8,601)         10,066             -
     Change in current taxes receivable                                        (2,089)          2,018          (2,310)         (483)
                                                                       --------------  --------------  --------------  ------------
          Net cash provided by continuing operations                           45,437          35,294          21,371        42,425
          Net cash provided by discontinued operations                              -               -          20,876        44,833
                                                                       --------------  --------------  --------------  ------------
          Net cash provided by operating activities                            45,437          35,294          42,247        87,258
                                                                       --------------  --------------  --------------  ------------

Cash Flows From Investing Activities
     Investment in property and equipment                                     (54,923)        (60,476)        (61,460)      (75,523)
     Acquisition of operating hotels                                                -               -               -        (5,550)
     Distribution of Choice                                                         -               -          (4,166)            -
     Proceeds from sale of property and equipment                              36,950           5,864             170         2,522
                                                                       --------------  --------------  --------------  ------------
          Net cash utilized by continuing operations                          (17,973)        (54,612)        (65,456)      (78,551)
          Net cash utilized by discontinued operations                              -               -        (118,474)      (15,864)
                                                                       --------------  --------------  --------------  ------------
          Net cash utilized by investing activities                           (17,973)        (54,612)       (183,930)      (94,415)
                                                                       --------------  --------------  --------------  ------------

Cash Flows From Financing Activities
     Proceeds from mortgages and other long term debt                          10,000          25,000          16,023       208,000
     Proceeds from note payable to Choice Hotels
     International, Inc.                                                            -               -         115,000             -
     Principal payments of debt                                               (11,715)         (5,256)        (92,171)       (1,157)
     Principal payments on notes payable to Manor Care, Inc.                        -               -         (37,022)     (110,000)
     Payment of financing fees                                                      -               -               -        (3,959)
     Payment of prepayment penalty                                               (772)           (439)              -        (1,891)
     Proceeds from issuance of common stock                                     1,303             359           1,153         3,410
     Purchases of treasury stock                                              (27,428)         (2,141)        (10,554)      (53,150)
     Payable to Choice Hotels International, Inc. for net worth
     guarantee                                                                      -               -          15,000             -
     Advances to Manor Care, Inc., net                                              -               -               -        (9,971)
                                                                       --------------  --------------  --------------  ------------
          Net cash (utilized by) provided by continuing operations
                                                                              (28,612)         17,523           7,429        31,282
          Net cash provided by (utilized by) discontinued operations                -               -         129,337       (17,839)
                                                                       --------------  --------------  --------------  ------------
          Net cash (utilized by) provided by financing activities
                                                                              (28,612)         17,523         136,766        13,443
                                                                       --------------  --------------  --------------  ------------

Net change in cash and cash equivalents                                        (1,148)         (1,795)         (4,917)        6,286
Cash and cash equivalents at beginning of period                                4,113           5,908          10,825         4,539
                                                                       --------------  --------------  --------------  ------------
Cash and cash equivalents at end of period                                 $    2,965     $     4,113    $      5,908    $   10,825
                                                                       ==============  ==============  ==============  ============

 Cash and cash equivalents of continuing operations                         $   2,965     $     4,113    $      5,908    $    7,033
 Cash and cash equivalents of discontinued operations                       $       -     $         -    $          -    $    3,792

     The accompanying notes are an integral part of these consolidated statements of cash flows.

                       SUNBURST HOSPITALITY CORPORATION
   CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME
                         (In thousands, except shares)

                                                                             Accumulated
                                                                Additional      Other
                                             Common Stock        Paid-in-    Comprehensive  Retained     Treasury     Comprehensive
                                         ---------------------
                                           Shares      Amount     Capital        Income     Earnings       Stock         Income
                                         ----------- ---------  -----------  ------------- -----------  -----------   -------------
Distribution from Manor Care, Inc.        63,081,129   $   631    $  162,512  $   (1,750)   $       -    $      -      $          -
Net income                                                                                     40,880                        40,880

Transfer of net income to Manor Care,
Inc.                                                                                          (23,805)

Exercise of stock options                    781,542         8         4,651

Translation adjustment                                                            (5,268)                                    (5,268)

                                                                                                                      -------------
Comprehensive income                                                                                                  $      35,612
                                                                                                                      =============

Treasury purchases                        (3,697,724)                                                     (53,372)
                                         -----------  --------   -----------  ----------    ---------    --------
Balance, May 31, 1997                     60,164,947  $    639   $   167,163  $   (7,018)   $  17,075    $(53,372)
                                         -----------  --------   -----------  ----------    ---------    --------
Net income                                                                                 $   16,085                $      16,085


Adjustment to Nov. 1, 1996
  distribution from Care Inc.                                                                  (1,044)

Exercise of stock options                    202,386         2         1,910

Issuance of stock                             13,786                      65

Treasury purchases                          (588,931)                                                     (10,554)

Translation adjustment                                                            (1,644)                                    (1,644)
                                                                                                                      -------------
Comprehensive Income                                                                                                  $      14,441
                                                                                                                      =============

Distribution of Franchising                                                        8,662      (48,662)

One-for-three reverse stock split on
    October 15, 1997                     (39,845,146)     (398)          398
                                         -----------  --------   -----------  ----------    ---------    --------
Balance, December 31, 1997                19,947,042  $    243   $   169,536  $        -    $ (16,546) $  (63,926)
                                         -----------  --------   -----------  ----------    ---------    --------
Net income                                                                                      3,380

Sale of MainStay brand option to
Choice Hotels International, Inc.                                                               9,953

Exercise of stock options                     79,414         1         1,926

Issuance of stock                             89,962                                                          216

Treasury purchases                          (510,412)                                                      (2,146)
                                         -----------  --------   -----------  ----------    ---------    --------
Balance, December 31, 1998                19,606,006  $    244   $   171,462  $        -    $  (3,213) $  (65,856)
                                         -----------  --------   -----------  ----------    ---------    --------
Net income                                                                                      5,936

Exercise of stock options                    105,663         1         1,388

Issuance of stock                            497,345                     513

Treasury purchases                        (5,400,954)                                                     (27,428)
                                         -----------  --------   -----------  ----------    ---------    --------
Balance, December 31, 1999                14,808,060  $    245   $   173,363  $        -    $   2,723  $  (93,284)
                                         ===========  ========   ===========  ==========    =========    ========

     The accompanying notes are an integral part of these consolidated statements of stockholders' equity and comprehensive income.

                       SUNBURST HOSPITALITY CORPORATION
    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - DECEMBER 31, 1999 AND 1998


1.   Summary of Significant Accounting Policies

Basis of Presentation

On March 7, 1996, Manor Care, Inc. ("Manor Care") announced its intention to proceed with the separation of its lodging business from its health care business through a spin-off of its lodging business (the "Manor Care Distribution"). On September 30, 1996, the Board of Directors of Manor Care declared a special dividend to its shareholders of one share of common stock of Choice Hotels International Inc. (the "Company") for each share of Manor Care stock, and the Board of Directors set the Record Date and the Distribution Date. The Manor Care Distribution was made on November 1, 1996 to holders of record of Manor Care's common stock on October 10, 1996.

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

In connection with the Spin-off of the franchising business, the Company has presented the franchising business as a discontinued operation in the accompanying consolidated financial statements. Although the Company's European hotel operations were distributed to shareholders along with the franchising business, generally accepted accounting principles do not permit presenting this operation as discontinued. Therefore, the European hotel operations are included in continuing operations. The following tables illustrate the impact of the European hotel operations on the continuing operations of the Company (in thousands).

         Seven months ended              Domestic hotel     European hotel       Continuing
          December 31, 1997                operations         operations         operations
-----------------------------------------------------------------------------------------------
Revenues                                         $107,574            $ 6,979           $114,553
Operating expenses                                 98,169              6,574            104,743
                                       --------------------------------------------------------
Operating income                                    9,405                405              9,810
                                       --------------------------------------------------------
Interest expense                                    9,800                338             10,138
                                       --------------------------------------------------------
Pretax (loss) income                                 (395)                67               (328
   Income tax (benefit) expense                       (71)                27                (44)
                                       --------------------------------------------------------
Net (loss) income from
   continuing operations                         $   (324)           $    40           $   (284)
                                       ========================================================

          Fiscal year ending              Domestic hotel      European hotel      Continuing
             May 31, 1997                   operations          operations        operations
--------------------------------------- -------------------- ------------------ ---------------
Revenues                                           $168,016           $ 17,737         $185,753
Operating expenses                                  140,468             17,554          158,022
                                        -------------------------------------------------------
Operating income                                     27,548                183           27,731
                                        -------------------------------------------------------
Interest expense                                     14,899                992           15,891
                                        -------------------------------------------------------
Pretax income (loss)                                 12,649               (809)          11,840
   Income tax expense (benefit)                       5,355               (320)           5,035
                                        -------------------------------------------------------
Net income (loss) from
  continuing operations                            $  7,294           $   (489)        $  6,805
                                        =======================================================

Fiscal Year

In October 1997, the Company changed its fiscal year end from May 31 to December
31. Therefore, the period ending December 31, 1997 includes seven months of operations. The following table presents the Company's results of operations for the full calendar year 1997 (unaudited, in thousands, except per share data).

                                                        Calendar Year 1997
                                      --------------------------------------------------------
                                                            (Unaudited)
                                       Domestic hotel     European hotel       Continuing
                                         operations         operations         operations
                                      -----------------  -----------------  -----------------
Revenues                                       $180,052            $13,741          $ 193,793
Operating expenses                              135,388             12,401            147,789
Depreciation and amortization                    22,142              1,399             23,541
                                      -------------------------------------------------------
Operating income (loss)                          22,522                (59)            22,463
Interest expense                                 16,461                724             17,185
                                      -------------------------------------------------------
Pretax income (loss) from
   continuing operations                          6,061               (783)             5,278
Income tax expense (benefit)                      2,629               (310)             2,319
                                      -------------------------------------------------------
Income (loss) from continuing
   operations                                  $  3,432            $  (473)         $   2,959
                                      =======================================================
Earnings (loss) per share:
    Basic                                      $   0.17            $ (0.02)         $    0.15
                                      =======================================================

Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less at the date of purchase to be cash equivalents.

Pre-opening Costs

In April 1998, the American Institute of Certified Public Accountants issued Statement of Position No. 98-5, "Reporting on the Costs of Start-up
Activities" (the "SOP"). The SOP was adopted by the Company effective January 1, 1999 and required that costs related to start-up activities be expensed as incurred. Initial application of the SOP is reported as a cumulative effect of a change in accounting principle for the year ended December 31, 1999. Prior to the adoption of the SOP, pre-opening costs of an operating nature incurred were deferred and amortized over two years for hotels opened prior to November 1, 1996 and one year for hotels opened after that date. Such costs, which were included in other assets, amounted to $724,000, net of accumulated amortization, at December 31, 1998.

If the Company would have adopted this SOP on January 1, 1998, the effect would have been to increase income from continuing operations by approximately $274,000 for the year ended December 31, 1998, and to decrease net income for the year by approximately $420,000, as a result of a charge for the cumulative effect of a change in accounting principle of $694,000 (net of taxes).

Real Estate

The components of real estate are as follows:

                                                 December 31,     December 31,
                                                     1999             1998
                                                ---------------- -------------
          Land                                    $  61,397        $   56,007
          Buildings                                 295,414           281,821
          Furniture, fixtures and equipment          87,016            77,127
          Hotels under construction                  14,100            31,962
                                                ---------------- -------------
                                                    457,927           446,917
          Less:  accumulated depreciation           (98,669)          (83,894)
                                                ---------------- -------------
                                                  $ 359,258        $  363,023
                                                ================ =============

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

Capitalization Policies

The Company capitalizes interest costs and property taxes incurred during the construction of capital assets. The Company capitalized $1.3 million and $2.4 million in interest costs for the years ended December 31, 1999 and 1998, respectively. Maintenance, repairs and minor replacements are charged to expense as incurred.

Impact of New Accounting Pronouncements

The Company is required to adopt Statement of Financial Accounting Standard ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," in 2000. As the Company does not routinely use derivative instruments, the standard will not have a material impact on the consolidated financial statements of the Company.

Stock-based Compensation

The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," ("APB 25") and related interpretations in accounting for its employee stock options. Under APB 25, because the exercise price of employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recorded. In the event the stock options are issued at an exercise price below the market price, compensation expense is recorded ratably over the vesting period for the options issued at a discount. Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"), requires the Company to make certain disclosures as if the fair value based method of accounting had been applied to the Company's stock option grants (see Note 9).

Reclassifications

Certain amounts previously presented have been reclassified to conform to the December 31, 1999 presentation.

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

Income before income taxes from continuing operations was derived from the following (in thousands):

                                                 For the year      For the year      For the seven    For the fiscal
                                                    ended              ended         months ended       year ended
                                                 December 31,      December 31,      December 31,         May 31,
                                                     1999              1998              1997              1997
                                               -----------------  ---------------- ------------------ ----------------
Income (loss) from continuing
operations before income taxes
      Domestic operations                             $  12,411         $   6,251          $    (395)        $ 12,649
      Foreign operations                                      -                 -                 67             (809)
                                               ----------------   ---------------  -----------------  ---------------
           Income (loss) before income taxes          $  12,411         $   6,251          $    (328)        $ 11,840
                                               ================   ===============  =================  ===============

The provision for income taxes for continuing operations (in thousands):

                                            For the year        For the year      For the seven     For the fiscal
                                               ended               ended           months ended       year ended
                                            December 31,        December 31,       December 31,         May 31,
                                                1999                1998               1997              1997
                                          ----------------    ----------------   ----------------   ---------------
Current tax expense (benefit)
      Federal                                      $   210           $   1,723           $    621          $  2,583
      Foreign operations                                 -                   -                 27              (320)
      State                                            468                 386                134               292

Deferred tax expense (benefit)
      Federal                                        3,989                 371              (680)             2,048
      Foreign operations                                 -                   -                 -                  -
      State                                            437                  83              (146)               432
                                          ----------------    ----------------   ---------------    ---------------
                                                 $   5,104           $   2,563          $    (44)          $  5,035
                                          ================    ================   ===============    ===============

Deferred tax liabilities were composed of the following (in thousands):

                                                         December 31,
                                                     1999             1998
                                                 -------------   -------------
Depreciation and amortization                      $  (8,372)      $  (2,667)
Accrued expenses                                       3,493           2,428
Other                                                   (489)         (1,113)
                                                 -----------     -----------
Net deferred tax liability                         $  (5,368)      $  (1,352)
                                                 ===========     ===========

A reconciliation of income tax expense (benefit) at the statutory rate to income tax expense included in the accompanying consolidated statements follows (in thousands, except Statutory Federal income tax rate):

                                                  For the year      For the year      For the seven    For the fiscal
                                                     ended             ended          months ended       year ended
                                                  December 31,      December 31,      December 31,         May 31,
                                                      1999              1998              1997              1997
                                                ----------------- ----------------- ------------------ ----------------
Statutory Federal income tax rate                             35%               35%               35%               35%

Federal taxes at statutory rate                        $   4,344         $   2,188          $   (115)         $  4,144
State income taxes, net of Federal tax benefit               588               305                (4)              573
Other                                                        172                70                75               318
                                                ----------------  ----------------  ----------------   ---------------
Income tax expense (benefit)                           $   5,104         $   2,563          $    (44)         $  5,035
                                                ================  ================  ================   ===============

Cash paid for state income taxes was $972,000, $1,262,000, $486,000 and $805,000 for the years ended December 31, 1999 and 1998, the seven months ending December 31, 1997 and the fiscal year ending May 31, 1997, respectively. The Company paid Federal income taxes of $4,650,000 and $2,055,000 for the years ended December 31, 1999 and 1998, respectively. At December 31, 1999, the Company had an income tax receivable of $2.1 million.

2.  Accrued Expenses

Accrued expenses were as follows (in thousands):

                                          December 31,
                                 -------------------------------
                                     1999               1998
                                 ------------      -------------
Payroll                              $  4,887           $  5,534
Taxes, other than income                4,108              4,331
Other                                   6,415              6,354
                                 ------------      -------------
                                     $ 15,410           $ 16,219
                                 ============      =============

3.  Long-Term Debt and Notes Payable

Debt consisted of the following at December 31, 1999 and 1998 (in thousands):

                                                                 December 31,
                                                      ------------------------------------
                                                            1999               1998
                                                      ------------------  ----------------
$80.0 million revolving Credit Facility with an
   average rate of 7.96% and 7.68% at December 31,
   1999 and 1998, respectively                                 $ 51,000          $ 41,000
Multi-class mortgage pass-through certificates
   with a blended weighted average rate of 7.8% at
   December 31, 1999 and 1998                                    98,821           110,913
Note payable to Choice Hotels International with an
   effective rate of 10.60% at December 31, 1999 and
   1998                                                         141,856           127,849
Capital lease obligations                                         1,986             1,427
                                                      -----------------   ---------------

Total indebtedness                                            $ 293,663         $ 281,189
                                                      =================   ===============

Maturities of debt at December 31, 1999 were as follows (in thousands):

                                                 Subordinated      Capital
Year                           Senior Debt           Debt          Leases          Total
----                           -----------           ----          -------         -----
2000                              $  54,144         $     -        $   730        $ 54,874
2001                                  3,397               -          1,006           4,403
2002                                  3,670         141,856            250         145,776
2003                                  3,964               -              -           3,964
2004                                  4,282               -              -           4,282
Thereafter                           80,364               -              -          80,364
                             --------------  --------------  -------------  --------------
Total                             $ 149,821       $ 141,856       $  1,986       $ 293,663
                             ==============  ==============  =============  ==============

On April 23, 1997 the Company, through its indirect subsidiary First Choice Properties Corporation, completed an offering of $117.5 million multi-class mortgage pass through certificates (collectively, "the CMBS debt"). The CMBS debt, which carries a blended, weighted average interest rate of 7.8% and has a final maturity of May 5, 2012, contain customary covenants with respect to, among other things, limits on levels of indebtedness, liens, certain investments, transactions with affiliates, asset sales, mergers, consolidations, and transfers of cash to affiliates. Restricted net assets related to the CMBS debt were $27.5 million and $31.3 million as of December 31, 1999 and 1998, respectively. The Company had $1.9 million and $2.2 million in escrow at December 31, 1999 and 1998, respectively, related to the CMBS debt. The escrow, which is included in other assets, is for property taxes, insurance and capital expenditures of the properties collateralizing the CMBS debt. The CMBS debt is non-recourse and is collateralized by 28 hotels owned by the Company. The offering's net proceeds of $110 million were used to prepay a portion of a loan from Manor Care. The prepayment resulted in an extraordinary loss from early debt redemption of $1.1 million, net of taxes, in the fiscal year ended May 31, 1997. During 1998, the sale of one of the collateralized hotels resulted in a prepayment of CMBS debt in the amount of $2.2 million and a prepayment penalty. During 1999, the sale of five collateralized hotels resulted in a prepayment of CMBS debt in the amount of $9.2 million and a prepayment penalty. These prepayments resulted in extraordinary losses of $772,000 and $308,000, net of tax, for the years ended December 31, 1999 and 1998, respectively.

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

The Company entered into two debt facilities in October 1997 in connection with the distribution: (i) a $80.0 million revolving Credit Facility (the "October 1997 Credit Facility"); and (ii) a $115.0 million pay-in-kind note payable to Choice (the "Choice Note"). Proceeds from the new debt were used to repay the Company's remaining portion of the loan from Manor Care and the outstanding balance of its revolving Credit Facility, and for advances previously made by Choice to the Company. The unused portion of the October 1997 Credit Facility will be used by the Company for working capital, capital expenditures and acquisitions.

The October 1997 Credit Facility expires in October 2000 and includes customary financial and other covenants that will require the maintenance of certain ratios including maximum leverage, minimum net worth and interest coverage. Additional covenants restrict the Company's ability to make certain investments, repurchase stock, incur debt, and dispose of assets. Availability under the October 1997 Credit Facility is a function of trailing cash flow. At the Company's option, the interest rate may be based on LIBOR, a certificate of deposit rate or an alternate base rate (as defined), plus a facility fee. The rate is determined based on the Company's consolidated leverage ratio at the time of borrowing. At December 31, 1999, the Company had the full $80.0 million of availability under the October 1997 Credit Facility, resulting in excess borrowing capacity of $29.0 million. The Company and the banks participating in the October 1997 Credit Facility have entered into negotiations to extend its expiration date.

The Choice Note has a maturity of five years from October 1997 and accrues simple interest at a rate equal to 500 basis points above the interest rate on a five-year U.S. Treasury Note, resulting in an effective rate of 8.8% through December 28, 1998. In December 1998, the Choice Note terms were amended providing that the Choice Note will accrue interest at a rate of 11.0% per annum compounded daily on principal and unpaid interest beginning on October 15, 2000. As a result of the amendment, the Company began accruing interest at the effective rate of the note of 10.6%. The Choice Note contains restrictive covenants that restrict or limit the ability of the Company to merge or consolidate with any other person or entity unless the Company is the surviving entity, or sell, assign, transfer, lease, convey or otherwise dispose of all or substantially all of the assets of the Company.

Cash paid for interest was $12.8 million, $9.9 million, $10.7 million, and $14.8 million for the years ended December 31, 1999 and 1998, the seven months ended December 31, 1997 and fiscal year ended May 31, 1997, respectively. At December 31, 1999 and 1998, real estate property with a net book value of $124.9 million and $138.6 million, respectively, was pledged or mortgaged as collateral.

4.  Leases

The Company operates certain property and equipment under leases that expire at various dates through 2014. Future minimum lease payments are as follows (in thousands):

                                        Operating          Capital
                                         Leases            Leases
                                       -------------     -------------
2000                                       $  1,231          $    825
2001                                          1,258             1,173
2002                                          1,103               250
2003                                            825                 -
2004                                            850                 -
Thereafter                                   21,417                 -
                                       ------------      ------------
Total minimum lease payments               $ 26,684             2,248
                                       ============
Less:  interest                                                  (262)
                                                         ------------
Present value of lease payments                              $  1,986
                                                         ============

Rental expense under non-cancelable operating leases was $789,000, $1.9 million, $1.9 million and $329,000 in the years ended December 31, 1999 and 1998, the seven months ended December 31, 1997, and the fiscal year 1997, respectively. For the year ended December 31, 1998 and the seven months ended December 31, 1997, the Company paid $2.5 million and $2.9 million, respectively, to Manor Care for office rent, of which Choice reimbursed the Company $1.0 million each of the respective years for its portion of the total space occupied. In February 1999, the Company entered into a release agreement with Manor Care which effectively terminated all inter-company service, consulting and lease agreements.

5.  Acquisitions and Divestitures

During 1999, the Company sold eleven hotels containing 1,343 rooms for $37 million. During 1998, the Company sold two hotels containing 193 rooms for $4.5 million and two parcels of unimproved land for $1.6 million. During fiscal year 1997, the Company acquired two hotels containing 324 rooms for $10.7 million and disposed of one hotel containing 153 rooms for $2.5 million.

In addition to the eleven hotels sold in 1999, the Company has seven hotels that are currently being marketed for sale with a carrying value of $34.5 million as of December 31, 1999. The Company anticipates the sale of the properties to be completed during 2000. In accordance with Statement of Financial Accounting Standards No. 121 ("SFAS No. 121"), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," the Company has discontinued depreciating these assets while they are held for sale. In addition, SFAS No. 121 requires that assets held for sale be reported at the lower of the carrying amount or the fair value less costs to sell. At December 31, 1999, the assets held for sale are reported at the lower of the carrying amount or the fair value less costs to sell. The seven hotels held for sale reported total revenues of $23.7 million for the year ended December 31, 1999. Income from operations before interest, taxes, depreciation and amortization and allocations for corporate expenses of the seven hotels was $5.3 million for the year ended December 31, 1999.

6.  Discontinued Operations

The revenues, income from discontinued hotel franchise operations before income taxes, and net income from discontinued hotel franchise operations were as follows (in thousands):

                                          Seven months       Fiscal year
                                              ended            ended
                                           December 31,        May 31,
                                              1997              1997
                                          --------------    -------------
Revenue                                        $ 112,286        $ 249,822
Expenses                                          84,092          189,438
                                          --------------    -------------
Income from discontinued
  operations before income taxes                  28,194           60,384
Income taxes                                      11,825           25,165
                                          --------------    -------------
Net income from discontinued
  Operations                                     $16,369          $35,219
                                          ==============    =============

Net income from discontinued hotel franchise operations for the seven months ended December 31, 1997 includes the results of operations of the franchising business through October 15, 1997 and costs associated with the distribution of $1.9 million (net of taxes).

7.  Commitments and Contingencies

The Company is a defendant in a number of lawsuits arising in the ordinary course of business. In the opinion of management and legal counsel, the ultimate outcome of such litigation will not have a material adverse effect on the Company's business, financial position, or results of operations.

8.  Pension, Profit Sharing and Incentive Plans

Bonuses accrued for key executives of the Company under incentive compensation plans were $1.1 million, $1.1 million, $357,000 and $200,000 for the years ended December 31, 1999 and 1998, the seven months ended December 31, 1997 and in fiscal year ended May 31, 1997, respectively.

Employees participate in retirement plans sponsored by the Company, and prior to the Manor Care Distribution, employees participated in retirement plans sponsored by Manor Care. Costs allocated to the Company were based on the size of its payroll relative to the sponsor's payroll. Retirement costs were approximately $111,000, $506,000, $217,000 and $800,000 for the years ended
December 31, 1999 and 1998, the seven months ended December 31, 1997 and fiscal year ended May 31, 1997, respectively.

9.  Capital Stock

On December 8, 1999, the Company's Board of Directors approved a plan for the Company to repurchase up to 3.5 million shares of common stock. The 3.5 million shares approved is in addition to the 2.5 million shares approved by the Company's Board of Directors on September 16, 1998. During the year ended December 31, 1999, the Company repurchased 5.4 million shares of its common stock at a total cost of $27.4 million. During the year ended December 31, 1998, the Company repurchased 510,412 shares of its common stock at a total cost of $2.1 million.

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

At December 31, 1999, the Company had 254,062 shares authorized under its stock option program. Stock options may be granted to officers, key employees and non-employee directors with an exercise price not less than the fair market value of the common stock on the date of grant.

Option activity under the above plans is as follows:

                                                     Number of          Weighted
                                                       Shares          Option Price
                                                 -----------------   ----------------
Outstanding at May 31, 1997                             4,949,032               $3.02
Adjustment as a result of the Distribution             (2,687,141)
Granted                                                   552,441                8.04
Exercised                                                (202,386)               2.03
Cancelled                                                 (30,241)               4.94
                                                 ----------------    ----------------
Outstanding at December 31, 1997                        2,581,705                5.67
Granted                                                   442,536                6.57
Exercised                                                 (79,414)               1.80
Cancelled                                                (114,458)               7.29
                                                 ----------------    ----------------
Outstanding at December 31, 1998                        2,830,369                5.88
Granted                                                    10,000                5.00
Exercised                                                (105,663)               1.80
Cancelled                                                (154,325)               6.92
                                                 ----------------    ----------------
Outstanding at December 31, 1999                        2,580,381               $5.99
                                                 ================    ================

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

The following table provides information on the exercise prices of options outstanding at December 31, 1999:

                           Number of            Weighted        Weighted Average        Number of
 Exercise Price             Options              Average        Contractual Life     Options Currently
    Range                 Outstanding         Exercise Price       (in years)           Exercisable
    -----                 -----------         --------------       ----------           -----------
  $ 1.79 to $ 2.00                 69,323             $1.79             .69                     69,323
    2.01 to 3.50                  329,655              2.75            1.89                    262,335
    3.51 to 5.50                  400,374              4.35            3.79                    225,950
    5.51 to 8.50                1,672,430              6.98            6.98                    811,193
   8.51 to 10.00                  108,599              9.23            7.72                     35,676
                          ---------------                                            -----------------
                                2,580,381                                                    1,404,477
                          ===============                                            =================

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

For the purpose of these disclosures required by SFAS No. 123, compensation cost for the Company's stock option plan was determined based on the fair value at the grant dates for awards under those plans. The fair value of each option grant has been estimated on the date of grant using an option-pricing model. For the years ended December 31, 1999 and 1998, the Company assumed a risk free interest rate of 6.4% and 4.7%, respectively, expected volatility of 38.2% and 34.5%, respectively, a dividend yield of 0% and expected lives of ten years from the date of grant. The weighted average fair value per option granted during the year ended December 31, 1999 and 1998 was $2.66 and $4.16, respectively. If options had been reported as compensation expense based on their fair value pro forma, net income and earnings per share would have been as follows for the years ended December 31, 1999 and 1998.

                                     For the year ended    For the year ended
                                      December 31, 1999     December 31, 1998
                                    -------------------------------------------
Net income:

         As reported                           $ 5,936                $ 3,380
         Pro forma                             $ 4,905                $ 2,352

Earnings per share:

         Basic, as reported                    $  0.31                $  0.17
         Basic, pro forma                      $  0.26                $  0.12
         Diluted, as reported                  $  0.31                $  0.17
         Diluted, pro forma                    $  0.25                $  0.12

10.  Earnings Per Share from Continuing Operations

The following table illustrates the reconciliation of income from continuing operations and number of shares used in the calculation of basic and diluted earnings per share from continuing operations (in thousands, except per share amounts).

                                                                                              For the seven     For the fiscal
                                                                                              months ended      year ended
                                                        December 31,      December 31,        December 31,         May 31,
                                                            1999              1998                1997              1997
                                                      -----------------  ----------------   -----------------  ----------------
Computation of basic earnings per share from
continuing operations:

   Income from continuing operations before
      extraordinary item and cumulative effect of
      a change in accounting principle                        $  7,307          $  3,688            $   (284)         $  6,805
   Weighted average shares outstanding                          19,036            19,956              19,979            20,893
                                                      ----------------   ---------------    ----------------   ---------------
       Basic earnings per share from continuing
         operations                                           $   0.38          $   0.18            $  (0.01)         $   0.32
                                                      ================   ===============    ================   ===============

Computation of diluted earnings per share from continuing operations:

   Income from continuing operations before
       extraordinary item and cumulative effect of
       a change in accounting principle                       $  7,307          $  3,688            $   (284)         $  6,805
   Weighted average shares outstanding                          19,036            19,956              19,979            20,893
   Effect of dilutive securities:
       Employee stock option plan                                  210               320               1,052               298
                                                      ----------------   ---------------    ----------------   ---------------
   Shares for diluted earnings per share                        19,246            20,276              21,031            21,191
                                                      ----------------   ---------------    ----------------   ---------------
       Diluted earnings per share from continuing
         operations                                           $   0.38          $   0.18            $  (0.01)         $   0.32
                                                      ================   ===============    ================   ===============

The effect of dilutive securities is computed using the treasury stock method and average market prices during the period.

Certain options to purchase common stock were not included in the computation of diluted earnings per share because the exercise price of the options exceeded the average market price of the common shares for the period. The following table summarizes such options.


                                             December 31,        December 31,
                                                 1999               1998
                                            -------------       -------------
Number of shares (in thousands)                    1,834               1,734
Weighted average exercise price                   $ 7.08              $ 7.28

Earnings per common share is computed by dividing net income by the weighted average number of common shares outstanding. The weighted average number of common shares outstanding is after giving effect to the one for three reverse stock split. Because the Company's continuing operations had a net loss for the seven months ended December 31, 1997, diluted earnings per share was not calculated as any potentially dilutive securities would have an anti-dilutive effect on earnings per share from continuing operations.

11.  Relationship with Manor Care

The Company entered into various agreements in connection with the Manor Care Distribution which provided for various service, consulting and lease arrangements and tax sharing commitments. For the year ended December 31, 1998, the Company incurred $1.3 million in rent expense for office space leased from Manor Care and $2.0 million in corporate expense for corporate services provided by Manor Care. In February 1999, the Company entered into a release agreement with Manor Care which effectively terminated all inter-company service, consulting and lease agreements.

12.  Relationship with Choice Hotels International, Inc.

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

On December 28, 1998, the Company and Choice entered into an agreement to amend a prior strategic alliance agreement and amend the Choice Note. The amendment provided for, among other things, (i) the elimination of the Company's option to purchase the MainStay Suites Hotel system from Choice in exchange for the satisfaction of $16.5 million of the remaining $19.5 million payable to Choice;
(ii) waiver of liquidated damage provisions on all franchising agreements entered into prior to December 28, 1998 (excluding MainStay Suites or Sleep
Inns) and limitation of liquidated damages on all other franchise agreements to $100,000; (iii) commitment by the Company to develop a total of 25 MainStay Suites hotels by October 2001; (iv) an increase in the effective interest rate of the Note during its final two years and (v) credits for royalty, marketing and reservation fees. During 1999, the Company recorded $1.9 million of credits against franchise fees, which are favorably impacting undistributed operating expenses. In conjunction with this agreement, the Company paid the remaining $3.0 million due to Choice for the net worth guarantee. The satisfaction of the Choice payable, net of tax, is reflected as a credit to equity, during 1998, as an adjustment to the accounting for the Distribution.

The Company operates substantially all of its hotels pursuant to franchise agreements with Choice. Total fees paid to Choice included in the accompanying consolidated financial statements for franchising marketing, reservation and royalty fees are $10.2 million, $11.5 million, $6.2 million and $9.5 million for the years ended December 31, 1999 and 1998, the seven months ended December 31, 1997 and the fiscal year ended May 31, 1997.

13.  Fair Value of Financial Instruments

The balance sheet carrying amount of cash and cash equivalents and receivables approximate fair value due to the short term nature of these items. Mortgages and other long-term debt consist of bank loans and mortgages. The interest rate on the October 1997 Credit Facility adjusts frequently based on market rates; accordingly, the carrying amount is equivalent to fair value. At December 31, 1999, the fair value of the Choice Note and the mortgage securities is $135.0 million and $98.9 million, respectively, based on rates for similarly structured instruments. At December 31, 1998, the carrying amount of the Choice note and the mortgage securities approximated fair value.

14.  Provision for Asset Impairment and Other Non-Recurring Charges

The Company recognized a provision for asset impairment and other non-recurring charges of $4.3 million (pre-tax) in the year ended December 31, 1998. Included in the provision is a $4.0 million asset impairment charge related to certain hotels held for sale and $300,000 in non-recurring charges. Non-recurring charges includes a restructuring charge of $146,000 to account for a reduction in force at the Company's corporate headquarters. The restructuring charge includes transition pay and benefits of the twelve employees terminated. Benefits totaling $109,000 have been paid and charged against the liability through December 31, 1998. There was no provision for asset impairment or other non-recurring charges recorded during the year ended December 31, 1999.

15.  Geographic and Business Segment Information

The Company operates in one business segment, hotel ownership. The Company's hotels are operated under Choice Hotels International, Inc. brands, contain an average of 140 rooms, and supply other amenities such as meeting space, a variety of restaurants and lounges, gifts shops and swimming pools. They are typically located in suburban locations. The Company evaluates the performance of its segment based primarily on operating profit before depreciation, corporate expenses, and interest expense.

         The following table presents segmented financial information, (in thousands):

                                                                    For the year ended December 31, 1999
                                                       ---------------------------------------------------------------
                                                              Hotels          Corporate & Other      Consolidated
                                                       ---------------------------------------------------------------
Revenues........................................               $209,986             $      50             $   210,036
Operating income................................                 34,086                 3,002                  37,088
Interest expense................................                      -                24,677                  24,677
Depreciation and amortization...................                      -                26,240                  26,240
Capital expenditures............................                      -                54,923                  54,923
Total assets....................................                406,750                 6,439                 413,189

                                                                    For the Year Ended December 31, 1998
                                                       ---------------------------------------------------------------
                                                              Hotels          Corporate & Other      Consolidated
                                                       ---------------------------------------------------------------
Revenues........................................               $203,822             $     274             $   204,096
Operating income................................                 33,636                (6,629)                 27,007
Interest expense................................                      -                20,756                  20,756
Depreciation and amortization...................                      -                26,983                  26,983
Capital expenditures............................                      -                60,476                  60,476
Total assets....................................                419,661                 2,850                 422,511

16.  Summary of Quarterly Results (unaudited)


                                                Operating      Net Income       Basic    Diluted
Quarters ended                Revenues (1)      Income (2)       (loss)          EPS       EPS
                             ---------------------------------------------------------------------
                                            (in thousands, except per share data)
1999
March 31, 1999                   $ 50,272         $ 8,610        $   811          $  0.04    $  0.04
June 30, 1999                      55,706          11,687          2,889             0.15       0.15
September 30, 1999                 56,771          12,711          3,512             0.19       0.18
December 31, 1999                  47,287           4,080         (1,276)           (0.07)     (0.07)

1998
March 31, 1998                   $ 46,139         $ 6,181        $   708          $  0.04    $  0.03
June 30, 1998                      54,440           9,271          2,358             0.12       0.12
September 30, 1998                 56,320           6,315            448             0.02       0.02
December 31, 1998                  47,197           5,240           (134)           (0.01)     (0.01)

(1)  Revenues reflect revenues from continuing operations.

(2) Operating income reflects income from continuing operations before interest expense, income taxes and extraordinary items.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

          Not applicable.



                                   PART III

Item 10.  Directors and Executive Officers of the Registrant

          The required information on directors is included on pages 6-8 of the Proxy Statement dated April 10, 2000 and is incorporated herein by reference. The required information on executive officers is set forth in Part I of this Form 10-K under an unnumbered item captioned "Executive Officers of Sunburst Hospitality Corporation."

Item 11.  Executive Compensation.

          The required information is included on pages 7-14 of the Proxy Statement dated April 10, 2000 and is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management.

          The required information is included on pages 5-7 of the Proxy Statement dated April 10, 2000 and is incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions.

          The required information is included on pages 14-20 of the Proxy Statement dated April 10, 2000 and is incorporated herein by reference.



                                    PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

     (a)  List of Documents Filed as Part of this Report

          1.   Financial Statements

          The Consolidated Financial Statements filed with this Form 10-K are listed in Item 8 above.

          2.   Financial Statement Schedules

          The following reports are filed herewith on the pages indicated:
          Schedule I:  Condensed Financial Information..................... p.44
          Schedule III: Real Estate and Accumulated Depreciation........... p.48
          All other schedules are not applicable.

          3.   Exhibits


          3.01   Restated Certificate of Incorporation of the Registrant*
          3.02   Amendments to Restated Certificate of Incorporation*

          3.03   By-laws of the Registrant*
          4.01   Common Stock Certificate*
          4.02 Competitive Advance and Multi-Company Facility Agreement between the Registrant and Chase Manhattan Bank dated October 15, 1997 *****
          4.03 Subordinated Note due October 15, 2002 by the Registrant payable to Choice Hotels International, Inc.***
          4.05 Promissory Note dated April 22, 1997 by and between First Choice Properties Corp in favor of QI Capital Corp in the principal amount of $117,500,000****
          4.06 Loan Agreement dated as of April 22, 1997 by and between First Choice Properties Corp and QI Capital Corp.****
          10.01 Distribution Agreement, dated October 31, 1996, between Manor Care, Inc. and the Registrant*
          10.02 Corporate Services Agreement between Manor Care, Inc. and the Registrant*
          10.03  Office Lease between Manor Care, Inc. and the Registrant*
          10.04  Office Lease between Manor Care, Inc. and the Registrant*
          10.05 Strategic Alliance Agreement dated as of October 15, 1997 by and between the Registrant and Choice Hotels Franchising, Inc. (renamed Choice Hotels International, Inc.)**
          10.06 Non-Competition Agreement dated as of October 15, 1997 by and between the Registrant and Choice Hotels Franchising, Inc. (renamed Choice Hotels International, Inc.)**
          10.07 Amended and Restated Agreement dated as of October 15, 1997 by and between the Registrant and Stewart Bainum, Jr.**
          10.08 Employment Agreement between the Registrant and James A. MacCutcheon*
          10.09  Supplemental Executive Retirement Plan*
          10.10 Non-Employee Director Stock Option and Deferred Compensation Stock Purchase Plan*
          10.11  1996 Non-Employee Director Stock Compensation Plan*
          10.12  1996 Long-Term Incentive Plan*
          10.13  Pikesville Sublease between Manor Care, Inc. and the
                 Registrant*
          10.14 Employee Benefits and Other Employment Matters Allocation Agreement between Manor Care, Inc. and the Registrant*
          10.15 Distribution Agreement dated as of October 15, 1997 by and between Registrant and Choice Hotels Franchising, Inc. (renamed Choice Hotels International, Inc.)**
          10.16 Employee Benefits Allocation Agreement dated as of October 15, 1997 by and between the Registrant and Choice Hotels Franchising , Inc. (renamed Choice Hotels International, Inc.)**
          10.17 Employee Benefits Allocation Agreement dated as of October 15, 1997 by and between the Registrant and Choice Hotels Franchising, Inc. (renamed Choice Hotels International, Inc.)**
          10.18 Tax Administration Agreement dated as of October 15, 1997 by and between the Registrant and Choice Hotels Franchising, Inc. (renamed Choice Hotels International, Inc.)**
          10.19 Tax Sharing Agreement dated as of October 15, 1997 by and between the Registrant and Choice Hotels Franchising, Inc. (renamed Choice Hotels International, Inc.)**
          10.20 Office Sublease dated as of October 15, 1997 by and between the Registrant and Choice Hotels Franchising, Inc. (renamed Choice Hotels International, Inc.)**
          10.21 Corporate Services Agreement dated as of October 15, 1997 by and between the Registrant and Choice Hotels Franchising, Inc. (renamed Choice Hotels International, Inc.)**
          10.22 Omnibus Agreement and Guaranty dated as of October 15, 1997 by and among the Registrant, Choice Hotels Franchising, Inc. (renamed Choice Hotels International, Inc.) and Manor Care, Inc. **
          10.23 The Rights Agreement dated February 23, 1998 by and between the Registrant and Chase Mellon Shareholder Services, L.L.C., as Rights Agents*****
          10.24 Omnibus Amendment Agreement dated as of December 29, 1998 by and among Registrant and Choice Hotels International, Inc.******

          10.25 Second Omnibus Amendment Agreement dates as of February 29, 2000 by and among Registrant and Choice Hotels International, Inc.
          21.01  Subsidiaries of the Registrant
          23.01  Consent of Arthur Andersen L.L.P.
          27.01  Financial Data Schedule
          99.01 Proxy Statement dated April 10, 2000 (information incorporated by reference)

_____________
    * Incorporated by reference to the Company's Registration Statement on Form 10, File No. 001-11915.
   ** Incorporated by reference to the Company's 8-K dated October 15, 1997, filed October 29, 1997.
  *** Incorporated by reference to the Company's 8-K dated October 15, 1997, filed December 17, 1997.
 **** Incorporated by reference to the Company's Registration Form 10-K for the fiscal year ended May 31, 1997, filed August 15, 1997.
***** Incorporated by reference to the Company's 8-K dated February 23, 1998, filed March 11, 1998. ****** Incorporated by reference to Company's 8-K dated December 29, 1998, filed December 31, 1998.

    (b)      Reports on Form 8-K.

             None

                                  SIGNATURES

Pursuant to the requirements of Section 13 and 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated:  March 29, 2000                SUNBURST HOSPITALITY CORPORATION



                                      By: /s/ James A. MacCutcheon
                                          -----------------------------------

                                                  James A. MacCutcheon
                                                Executive Vice President,
                                           Chief Financial Officer and Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dated indicated.

       Signature                          Title                   Date
       ---------                          -----                   ----

       /s/ Stewart Bainum, Jr.   Chairman                         March 29, 2000
------------------------------
       Stewart Bainum, Jr.

       /s/ Donald J. Landry      Vice Chairman, Chief Executive   March 29, 2000
------------------------------
       Donald J. Landry          Officer and President

       /s/ Paul A. Gould         Director                         March 29, 2000
------------------------------
       Paul A. Gould

       /s/ Leland C. Pillsbury   Director                         March 29,2000
------------------------------
       Leland C. Pillsbury

       /s/ Keith B. Pitts        Director                         March 29, 2000
------------------------------
       Keith B. Pitts

       /s/ Carole Y. Prest       Director                         March 29, 2000
------------------------------
       Carole Y. Prest

       /s/ Christine A. Shreve   Director                         March 29, 2000
------------------------------
       Christine A. Shreve

   /s/ Charles G. Warczak, Jr.   Vice President, Finance and      March 29, 2000
------------------------------
       Charles G. Warczak, Jr.   Systems (Chief Accounting
                                 Officer)

                                                                      SCHEDULE I
                                                                     Page 1 of 4

                       SUNBURST HOSPITALITY CORPORATION
                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                                BALANCE SHEETS
                                (In thousands)



                                                                    December 31,          December 31,
                                                                       1999                  1998
                                                                  ---------------       ---------------
                            ASSETS

Real estate, net                                                      $   244,983           $   253,812
Real estate held for sale                                                  23,861                 7,698
Receivables, net                                                            4,911                 4,620
Net investment in restricted subsidiaries                                  27,547                31,342
Other assets                                                                3,831                 4,914
Cash and cash equivalents                                                   2,243                 3,576
                                                                  ---------------       ---------------

   Total assets                                                       $   307,376           $   305,962
                                                                  ===============       ===============

             LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities
Debt                                                                  $   194,842           $   170,292
Accounts payable and accrued expenses                                      22,537                26,981
Other liabilities                                                           6,950                 6,052
                                                                  ---------------       ---------------

   Total liabilities                                                      224,329               203,325
                                                                  ---------------       ---------------

Stockholders' Equity
Common stock                                                                  245                   244
Additional paid-in-capital                                                173,363               171,462
Retained earnings                                                           2,723                (3,213)
Treasury stock, at cost                                                   (93,284)              (65,856)
                                                                  ---------------       ---------------

   Total stockholders' equity                                              83,047               102,637
                                                                  ---------------       ---------------

   Total liabilities and stockholders' equity                         $   307,376           $   305,962
                                                                  ===============       ===============

      See accompanying notes to condensed financial statements.

                                                                      SCHEDULE I
                                                                     Page 2 of 4


                       SUNBURST HOSPITALITY CORPORATION
                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                             STATEMENTS OF INCOME
                                (In thousands)


                                                     For the year         For the year       For the year        For the seven
                                                        ended                ended               ended           months ended
                                                     December 31,         December 31,       December 31,           May 31,
                                                         1999                 1998               1997                1997
                                                   -----------------    -----------------    ----------------    ---------------
Revenues                                                $   116,959          $   104,494         $    55,487         $    87,262

Operating expenses                                           79,460               82,480              44,506              69,780
(Net gains on property
  dispositions)/provision for asset
  impairment and other non-recurring charges                 (1,878)               4,264               5,119                   -
Depreciation and amortization                                16,560               17,118               8,561              10,988
Interest expense                                             16,402               11,549               4,580               6,484
                                                   ----------------     ----------------      --------------     ---------------
     Total expenses                                         110,544              115,411              62,766              87,252
                                                   ----------------     ----------------      --------------     ---------------

Income (loss) before income taxes and equity
   in earnings of restricted subsidiaries                     6,415              (10,917)             (7,279)                 10
Equity in earnings of restricted subsidiaries                 5,996               17,168               6,951              11,830
Income tax (benefit) expense                                  5,104                2,563                 (44)              5,035
                                                   ----------------     ----------------      --------------     ---------------

Income (loss) from continuing operations                      7,307                3,688                (284)              6,805

Income from discontinued operations, net of tax                   -                    -              16,369              35,219
                                                   ----------------     ----------------      -------------      ---------------

Net income before extraordinary item                          7,307                3,688              16,085              42,024

Extraordinary item -- loss from early
extinguishment of debt (net of tax)                             772                  308                   -               1,144

Cumulative effect of a change in accounting
principle                                                       599                    -                   -                   -
                                                   ----------------     ----------------      --------------     ---------------

Net income                                              $     5,936          $     3,380         $    16,085         $    40,880
                                                   ================     ================      ==============     ===============

     See accompanying notes to condensed financial statements.

                                                                      SCHEDULE I
                                                                     Page 3 of 4


                       SUNBURST HOSPITALITY CORPORATION
                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                           STATEMENTS OF CASH FLOWS
                                (In thousands)

                                                              For the year       For the year    For the year     For the seven
                                                                  ended             Ended           ended         months ended
                                                              December 31,       December 31,     December 31,       May 31,
                                                                  1999               1998             1997            1997
                                                             ----------------   --------------  --------------  --------------
Net cash provided by continuing operations                        $    30,467      $    27,411     $     2,316     $    20,282
Net cash provided by discontinued operations                                -                -          20,876          46,724
                                                             ----------------   --------------  --------------  --------------
     Net cash provided from operating activities                       30,467           27,411          23,192          67,006
                                                             ----------------   --------------  --------------  --------------

Cash flows from investing activities
   Investment in property and equipment                               (38,218)         (52,735)        (51,213)        (60,641)
   Acquisition of operating hotel                                           -                -               -          (5,550)
   Distribution of Franchising segment                                      -                -          (4,166)              -
                                                             ----------------   --------------  --------------  --------------
        Net cash utilized by continuing operations                    (38,218)         (52,735)        (55,379)        (66,191)
        Net cash utilized by discontinued operations                        -                -        (118,474)        (15,864)
                                                             ----------------   --------------  --------------  --------------
        Net cash utilized by investing activities                     (38,218)         (52,735)       (173,853)        (82,055)
                                                             ----------------   --------------  --------------  --------------

Cash flows from financing activities
   Proceeds from mortgages and other long term debt                    10,000           25,000          16,023          90,500
   Principal payments of debt                                               -           (2,238)        (90,694)           (951)
   Repayment of notes payable to Manor Care, Inc.                           -                -         (37,022)              -
   Proceeds from note payable to Choice
     Hotels International                                                   -                -         115,000               -
   Proceeds from issuance of common stock                               1,303              359           1,153           3,410
   Purchases of treasury stock                                        (27,428)          (2,141)        (10,554)        (53,150)
   Payable to Choice Hotels International, Inc. for net
     worth guarantee                                                        -                -          15,000               -
   Advances from restricted subsidiaries                               22,543            3,572           6,503          11,028
   Advances to Manor Care, Inc., net                                        -                -               -          (9,971)
                                                             ----------------   --------------  --------------  --------------
        Net cash provided by continuing operations                      6,418           24,552          15,409          40,866
        Net cash provided by (utilized by) discontinued
        operations                                                          -                -         129,337         (19,730)
                                                             ----------------   --------------  --------------  --------------
        Net cash provided by financing activities                       6,418           24,552         144,746          21,136
                                                             ----------------   --------------  --------------  --------------
        Net change in cash and cash equivalents                        (1,333)            (772)         (5,915)          6,087
        Cash and cash equivalents at beginning of period                3,576            4,348          10,263           4,176
                                                             ----------------   --------------  --------------  --------------
        Cash and cash equivalents at end of period                $     2,243      $     3,576     $     4,348     $    10,263
                                                             ================   ==============  ==============  ==============

        Cash and cash equivalents of continuing operations        $     2,243      $     3,576     $     4,348     $     6,471
        Cash and cash equivalents of discontinued operations      $         -      $         -     $         -     $     3,791

      See accompanying notes to condensed financial statements.

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

As more fully described in the notes to the Parent Company's consolidated financial statements, the Parent Company distributed its franchising business to its shareholders on October 15, 1997 (distribution date). The accompanying condensed financial information has been stated to reflect the franchising business as discontinued operations through the distribution date.

In April 1997, First Choice, an indirect, wholly-owned subsidiary of the Parent Company issued $117.5 million multi-class mortgage pass-through certificates (collectively, "the mortgage securities"). The mortgage securities are non-recourse and collateralized by 28 hotels owned by First Choice. The mortgage securities bear a blended weighted average interest rate of 7.8% and have a final maturity of May 5, 2012.

The mortgage securities contain customary covenants with respect to, among other things, limits on the incurrence of debt, liens, certain investments, transactions with affiliates, asset sales, mergers, and consolidations and transfer of cash to affiliates.

The accompanying condensed financial statements present the debt of First Choice as a component of net investment in restricted subsidiaries. Prior to the April 1997 issuance of the mortgage securities, the financial statements include the push down effect of $110 million in Manor Care notes payable, as the April 1997 proceeds of the mortgage securities were used to repay the Manor Care notes payable.

B.   Debt

Aggregate debt maturities at December 31, 1999, are (in thousands):

         2000                                                $51,730
         2001                                                  1,006
         2002                                                142,106
                                                        ------------
        Total                                               $194,842
                                                        ============


C.   Dividends

First Choice has never paid dividends to the Parent Company.

                                                                    SCHEDULE III
                                                                     Page 1 of 2


                       SUNBURST HOSPITALITY CORPORATION
                   REAL ESTATE AND ACCUMULATED DEPRECIATION
                               DECEMBER 31, 1999
                                (In thousands)


                               Initial cost to Company   Subsequent                     Gross Amount at December 31, 1999
                              -------------------------                             ---------------------------------------
                                        Building and   Capitalized      Asset                   Buildings and
 Description    Encumbrances    Land    Improvements      Costs       Writedowns      Land       Improvements       Total
-------------- --------------------------------------- ------------  ------------   ---------   ---------------  ----------
All properties,
each less than
5% of total       $ 98,821    $ 51,275   $  224,206     $   85,630    $   (4,300)   $  61,397     $   295,414    $  356,811

                    Accumulated      Date of         Date      Depreciable
 Description        Depreciation   Construction     Acquired       Life
--------------     -------------- --------------  ----------- --------------
All properties,
each less than
5% of total           $  62,484       Various       Various       Various

      See accompanying notes to condensed financial statements.

                                                                    SCHEDULE III
                                                                     Page 2 of 2

                       SUNBURST HOSPITALITY CORPORATION
                   REAL ESTATE AND ACCUMULATED DEPRECIATION
                               DECEMBER 31, 1999
                                (In thousands)

(A) The change in total cost of properties for the calendar years ended December 31, 1999 and 1998, the seven months ended December 31, 1997 and fiscal year ended May 31, 1997 is as follows:

Balance at May 31, 1996                                              $  248,736
      Additions:
             Acquisitions                                                21,278
             Capital expenditures                                        16,363
             Transfers from construction-in-progress                      3,831
      Deductions:
             Dispositions and other                                      (7,008)
                                                                    -----------
Balance at May 31, 1997                                                 283,200
      Additions:
             Acquisitions                                                     -
             Capital expenditures                                        22,562
             Transfer from construction-in-progress                      19,772
      Deductions:
             Dispositions and other                                        (170)
                                                                    -----------
Balance at December 31, 1997                                            325,364
      Additions:
             Acquisitions                                                     -
             Capital expenditures                                         6,478
             Transfer from construction-in-progress                      48,930
      Deductions:
             Dispositions and other                                     (42,944)
                                                                     ----------
Balance at December 31, 1998                                            337,828
             Acquisitions                                                     -
             Capital expenditures                                        13,540
             Transfer from construction-in-progress                      86,790
      Deductions:
             Dispositions and other                                     (81,347)
                                                                     ----------
Balance at December 31, 1999                                          $ 356,811
                                                                     ==========


(B) The change in accumulated depreciation and amortization for the calendar years ended December 31, 1999 and 1998, the seven months ended December 31, 1997, and fiscal year ended May 31, 1997 is as follows:

Balance at May 31, 1996                                                $ 29,817
      Depreciation and amortization                                       8,992
      Disposals                                                          (2,145)
                                                                     ----------
Balance at May 31, 1997                                                  36,664
      Depreciation and amortization                                       7,247
                                                                     ----------
Balance at December 31, 1997                                             43,911
      Depreciation and amortization                                      16,154
      Disposals                                                          (4,987)
                                                                     ----------
Balance at December 31, 1998                                             55,078
      Depreciation and amortization                                      12,442
      Disposals                                                          (5,036)
                                                                     ----------
Balance at December 31, 1999                                           $ 62,484
                                                                     ==========

(C) The total cost of properties excludes construction-in-progress and European hotels, which were distributed on October 15, 1997 with Franchising.

(D) The aggregate cost of properties for Federal income tax purposes is approximately $357 million at December 31, 1999.