Form 10-Q
period 2000-03-31
SUNBURST HOSPITALITY CORP
filed 2000-05-09
CIK 1018146

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


        FOR THE QUARTER ENDED MARCH 31, 2000 COMMISSION FILE NO. 1-11915


                        SUNBURST HOSPITALITY CORPORATION
                              10770 COLUMBIA PIKE
                            SILVER SPRING, MD. 20901
                                 (301) 592-3000

         Delaware                                             53-1985619
        ----------                                            ----------
(STATE OF INCORPORATION)                                   (I.R.S. EMPLOYER
                                                        IDENTIFICATION NUMBER)

                  -------------------------------------------
                  (Former name, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.
                               Yes  X      No
                                   ___        ___


                                                        SHARES OUTSTANDING
    CLASS                                                 AT MAY 5, 2000
    ------                                                --------------
Common Stock, $0.01
par value per share                                         15,359,000
                                                            ----------

================================================================================

                        SUNBURST HOSPITALITY CORPORATION

                                     INDEX
                                     -----


                                                                PAGE NO.
                                                                -------
PART I.  FINANCIAL INFORMATION:

Condensed Consolidated Balance Sheets -

     March 31, 2000 (Unaudited) and December 31, 1999                 3

Condensed Consolidated Statements of Income -

     Three months ended March 31, 2000 and March 31, 1999
     (Unaudited)                                                      4

Condensed Consolidated Statements of Cash Flows -

     Three months ended March 31, 2000 and March 31, 1999
     (Unaudited)                                                      5

Notes to Condensed Consolidated Financial Statements (Unaudited)      6

Management's Discussion and Analysis of Results of Operations
and Financial Condition                                               8

PART II.  OTHER INFORMATION                                          11

                       SUNBURST HOSPITALITY CORPORATION
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                (In thousands)

                                                                                       As of
                                                                            -----------------------------
                                                                              March 31,      December 31,
                                                                                2000            1999
                                                                            -------------    ------------
                                                                             (Unaudited)
ASSETS
Real estate, net                                                            $     353,990    $    359,258
Real estate held for sale                                                          35,595          34,498
Receivables (net of allowance for doubtful
   accounts of $525 and $500, respectively)                                        12,417           7,851
Other assets                                                                        7,464           8,617
Cash and cash equivalents                                                           2,894           2,965
                                                                            -------------    ------------

                   Total assets                                             $     412,360    $    413,189
                                                                            =============    ============


LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES

Debt
     Senior debt and capital leases                                         $     150,893    $    151,807
     Subordinated debt                                                            145,645         141,856
                                                                            -------------    ------------
                                                                                  296,538         293,663

Accounts payable and accrued expenses                                              26,074          30,096
Deferred income taxes ($5,695 and $5,368, respectively) and other
   liabilities                                                                      5,925           6,383
                                                                            -------------    ------------

                   Total liabilities                                              328,537         330,142

                   Total stockholders' equity                                      83,823          83,047
                                                                            -------------    ------------

                   Total liabilities and stockholders' equity               $     412,360    $    413,189
                                                                            =============    ============

                       SUNBURST HOSPITALITY CORPORATION
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                   (In thousands, except per share amounts)
                                  (Unaudited)

                                                                                  For the three months ended
                                                                                          March 31,
                                                                                 ----------------------------
                                                                                    2000             1999
                                                                                 -----------     ------------
REVENUES
             Rooms                                                               $    43,636     $     44,152
             Food and beverage                                                         4,238            4,067
             Other                                                                     2,106            2,053
                                                                                 -----------     ------------
                            Total revenues                                            49,980           50,272


OPERATING EXPENSES
             Departmental expenses                                                    16,162           15,910
             Undistributed operating expenses                                         16,687           16,864
             Depreciation and amortization                                             6,432            6,221
             Corporate                                                                 3,159            2,667
             Net gains on property dispositions                                         (238)               -
                                                                                 -----------     ------------
                            Total operating expenses                                  42,202           41,662
                                                                                 -----------     ------------

OPERATING INCOME                                                                       7,778            8,610
                                                                                 -----------     ------------

INTERST EXPENSE                                                                        6,497            6,097
                                                                                 -----------     ------------

INCOME BEFORE INCOME TAXES, EXTRAORDINARY ITEM
AND CUMULATIVE EFFECT OF A CHANGE IN ACCOUNTING
PRINCIPLE                                                                              1,281            2,513
                            Income taxes                                                 520            1,005
                                                                                 -----------     ------------

INCOME BEFORE EXTRAORDINARY ITEM AND CUMULATIVE
EFFECT OF A CHANGE IN ACCOUNTING PRINCIPLE                                               761            1,508

EXTRAORDINARY ITEM - Loss from early extinguishment of debt
(net of $42 tax benefit)                                                                   -               98

CUMULATIVE EFFECT OF A CHANGE IN ACCOUNTING PRINCIPLE -
(net of $421 tax benefit)                                                                  -              599
                                                                                 -----------     ------------

NET INCOME                                                                       $       761     $        811
                                                                                 ===========     ============

Basic earnings per share
-----------------------
             Income before extraordinary item and
               cumulative effect of a change in accounting principle             $      0.05     $       0.08
             Extraordinary item                                                            -            (0.01)
             Cumulative effect of a change in accounting principle                         -            (0.03)
             Net income                                                          $      0.05     $       0.04
                                                                                 ===========     ============

Diluted earnings per share
--------------------------
             Income before extraordinary item and
               cumulative effect of a change in accounting principle             $      0.05     $       0.08
             Extraordinary item                                                            -            (0.01)
             Cumulative effect of a change in accounting principle                         -            (0.03)
             Net income                                                          $      0.05     $       0.04
                                                                                 ===========     ============

The accompanying notes are an integral part of these Condensed Consolidated Statements of Income.

                        SUNBURST HOSPITALITY CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (Unaudited)


                                                                  For the three months ended March 31,
                                                                 --------------------------------------
                                                                      2000                  1999
                                                                    --------              --------
Operating Cash Flows
  Income before extraordinary item and cumulative effect
     of change in accounting principle                              $    761              $  1,508
  Non-cash items                                                      10,583                 9,835
  Changes in assets and liabilities                                   (7,954)               (5,920)
                                                                    --------              --------
Net cash provided by operating activities                              3,390                 5,423
Net cash utilized in investing activities                             (2,261)              (12,631)
Net cash (utilized in) provided by financing activities               (1,200)                8,701
                                                                    --------              --------
Net change in cash and equivalents                                       (71)                1,493
Cash and equivalent at beginning of period                             2,965                 4,113
                                                                    --------              --------
Cash and equivalents at end of period                               $  2,894              $  5,606
                                                                    ========              ========




The accompanying notes are an integral part of these Condensed Consolidated Statements of Cash Flows.

                        SUNBURST HOSPITALITY CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2000
                                  (UNAUDITED)

The accompanying condensed consolidated financial statements of Sunburst Hospitality Corporation and subsidiaries (the "Company") have been prepared by the Company without audit. Certain information and footnote disclosures normally included in financial statements presented in accordance with generally accepted accounting principles have been condensed or omitted. The Company believes the disclosures made are adequate to make the information presented not misleading. The condensed consolidated financial statements should be read in conjunction with the Company's consolidated financial statements for the year ended December 31, 1999 and notes thereto included in the Company's Form 10-K, dated March 30, 2000. Certain reclassifications have been made to the prior year amounts to conform to current period presentation.

In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position of the Company as of March 31, 2000, the results of operations and cash flows for the three months ended March 31, 2000 and 1999, respectively. Interim results are not necessarily indicative of full year performance because of the impact of seasonal and short-term variations.

The following table illustrates the reconciliation of net income and number of shares used in the basic and diluted earnings per share ("EPS") calculations (in thousands, except per share data).

                                                                                For the three months ended
                                                                                        March 31,
                                                                                --------------------------
                                                                                   2000             1999
                                                                                ---------        ---------
Income before extraordinary item and cumulative effect of a change in
 accounting principle                                                            $   761          $ 1,508

Weighted average shares                                                           15,046           19,416
                                                                                 -------          -------

Basic EPS before extraordinary item and cumulative effect of a change in
 accounting principle                                                            $  0.05          $  0.08
                                                                                 =======          =======

Shares for basic EPS                                                              15,046           19,416
Effect of dilutive employee stock options                                            148              160
                                                                                 -------          -------

Shares for diluted EPS                                                            15,194           19,576
                                                                                 -------          -------

Diluted EPS before extraordinary item and cumulative effect of a change in
 accounting principle                                                            $  0.05          $  0.08
                                                                                 =======          =======

The effect of dilutive securities is computed using the treasury stock method and average market prices during the period. Certain options to purchase common stock were not included in the computation of diluted earnings per share because the exercise price of the options exceeded the average market price of the common shares for the period. In February, 2000, the Board of Directors authorized the Company, through March 16, 2000, to offer current employees the opportunity to terminate stock options with a strike price of $5.25 (the then current fair market price) or higher, and replace the terminated options with an award of restricted stock based upon a Black-Scholes valuation of the stock options terminated. At the expiration of the offer, 1,300,994 shares under option with an average strike price of $7.00, were, accordingly, terminated and 638,355 shares of restricted stock were issued.

As of April 1, 2000, the Company owned and managed 83 hotels with 11,365 rooms in 27 states under the following brand names: Comfort, Clarion, Sleep, Quality and MainStay.

At March 31, 2000, the Company has seven hotels that are currently being
marketed for sale with a carrying value of $35.6 million.   In accordance with
Statement of Financial Accounting Standards No. 121 ("SFAS No. 121"), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," the Company has discontinued depreciating these assets while they are held for sale. In addition, SFAS No. 121 requires that assets held for sale be reported at the lower of the carrying amount or fair value less costs to sell. At

March 31, 2000, the assets held for sale are reported at the lower of the carrying amount or the fair value less cost to sell. The seven hotels held for sale reported total revenues of $6.6 million and $6.8 million for the three months ended March 31, 2000 and 1999, respectively. Income from operations before interest, taxes, depreciation and amortization and allocations for corporate expenses of the seven hotels was $1.8 million and $2.1 million for the three months ended March 31, 2000 and 1999, respectively.

At the time of the Choice Spin-off and as subsequently amended, Choice and the Company entered into a Strategic Alliance Agreement pursuant to which: (i) requires the Company to give Choice two weeks notice of the filing of a hotel franchise application with any competitor of Choice; (ii) the Company has also agreed, barring a material change in market conditions, to continue to develop MainStay Suites hotels so that it will have opened a total of 25 MainStay Suites hotels by October 15, 2001; (iii) Choice will provide certain credits against MainStay Suites franchise fees otherwise payable by the Company if certain financial performance goals for those hotels are not achieved; (iv) provides a put/call option for Choice to acquire three of Sunburst's MainStay Suites hotels in 2000 at a price equal to Sunburst's original cost, with the proceeds used to reduce the balance of Sunburst's term note to Choice; (v) Choice and the Company have agreed to continue to cooperate with respect to matters of mutual interest, including new product and concept testing for Choice in hotels owned by the Company; and (vi) the Company has authorized Choice, on a non-exclusive basis, to negotiate with third-party vendors on the Company's behalf for the purchase of certain items. The Strategic Alliance Agreement expires on October 15, 2002.

                        SUNBURST HOSPITALITY CORPORATION
   MANAGEMENT'S DISCUSSION AND ANALYSIS OF OPERATIONS AND FINANCIAL CONDITION
                                 March 31, 2000

The Company is a national owner and operator of hotel properties with a portfolio at April 30, 2000 of 83 hotels (11,365 rooms) in a total of 27 states. The Company operates its hotels under the following brands: MainStay, Comfort, Quality, Clarion and Sleep. The Company's continuing business consists primarily of guest room revenue, meeting room revenue, and food and beverage revenue from owned and operated hotels.


COMPARISON OF RESULTS FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999:
-------------------------------------------------------------------------

Total revenues for the three months ended March 31, 2000 were $50.0 million compared to $50.3 million in 1999. The slight decrease in revenue is primarily due to the decrease in the number of rooms from 12,125 at March 31, 1999 to 11,365 at March 31, 2000 as a result of the Company's program to sell mature properties to reduce debt and to reallocate capital to newly developed, extended-stay hotels. Offsetting this decrease is an increase in extended-stay revenue which increased to $7.8 million for the three months ended March 31, 2000 from $4.5 million for the same period in the prior year. At March 31, 2000, extended-stay revenue represented approximately 15.7% of total revenue compared to 8.9% in the prior year.

During the first quarter, occupancy rates increased to 65.3% from 63.0% in the prior year and average daily rates increased to $64.91 from $64.49. This resulted in an increase in revenue per available room ("RevPAR") of 4.4%.

Facility operating margins decreased slightly to 34.3% in the first quarter of 2000 from 34.8% in the prior year. Notwithstanding the tight labor markets within which the Company operates, various cost control measures enabled the Company to hold most operating cost increases below the rate of total revenue increases. Net royalty and related franchise fees increased to $1.3 million from $614,000 in the prior quarter, which contributed to a decreased facility operating margin. The Company sold its four hotels in Phoenix in September 1999. Since the properties report seasonally high operating margins in the first quarter, their sale negatively impacted margin comparison with the prior year. In addition, consolidated operating margins benefit as the Company opens and ramps-up newly developed, mid-priced extended-stay MainStay Suites hotels, which operate at higher margins than the Company's traditional hotels.

Earnings before interest, taxes, depreciation and amortization ("EBITDA") was $14.2 million compared to $14.8 million in the first quarter of the prior year as a result of the sale of eleven properties over the last twelve months. The Company considers EBITDA to be an indicative measure of operating performance for its business. Such information should not be considered an alternative to net income, operating income, cash flow from operations or any other operating or liquidity performance measure defined by generally accepted accounting principles. EBITDA presented by the Company may not necessarily be comparable to EBITDA defined and presented by other companies.

Interest expense increased 6.6% to $6.5 million in the current year from $6.1 million in the first quarter of the prior year. The increase is principally the result of additional borrowings.

Depreciation expense increased 3.4% to $6.4 million during the three months ended March 31, 2000 from $6.2 million for the same period in the prior year. Depreciation expense increased as a result of newly developed hotels, however, was offset by a decline in depreciation expense relative to hotels held for sale. In accordance with Statement of Financial Accounting Standards No. 121, the Company discontinued depreciating those assets while they are held for sale. The seven hotels held for sale at March 31, 2000, have been reported at the lower of the carrying amount or fair value less cost of sale. The seven hotels held for sale have a combined book value of $35.6 million.

During the first quarter of 2000, the Company reported net income of $761,000 compared to $811,000 in the prior year. During the first quarter of 1999, the Company reported an extraordinary loss from the early extinguishment of debt of $98,000 (net of $42,000 tax benefit) related to the early retirement of debt collateralized by a property sold. On January 1, 1999, the Company adopted the AICPA Accounting Standards Executive Committee's Statement of Position 98-5, "Reporting on the Cost of Start-Up Activities" ("SOP 98-5"). In accordance with that new accounting pronouncement, the Company wrote off the unamortized balance of deferred pre-opening costs on its balance sheet at January 1, 1999 and recorded an after-tax charge of $599,000 (net of $421,000 tax benefit) for the cumulative effect of that change in accounting principle. Beginning January 1, 1999, pre-opening costs associated with properties under construction are expensed as incurred.

Liquidity and Capital Resources:
-------------------------------

The Company maintains an $80 million committed line of credit with a group of four banks to support on-going operations and to fulfill capital requirements. The Credit Facility expires in October 2000. Availability under that line of credit is a function of trailing cash flow, but amounted to the full $80.0 million during the quarter ended March 31, 2000. Borrowings under the line amounted to $51 million at December 31, 1999 and March 31, 2000. The Company is currently exploring refinancing options, but expects that planned asset sales will result in the outstanding balance under the Credit Facility being significantly reduced prior to its expiration.

At March 31, 2000, the Company has $296.5 million of long-term debt outstanding. The $145.6 million of subordinated debt payable to Choice Hotels International, Inc. matures in October, 2002. The Choice note provides additional financial flexibility as interest is not payable until maturity.

The Company has been a developer of MainStay Suites, a mid-priced extended-stay hotel product. At March 31, 2000, twenty-one Sunburst-owned MainStay Suites were open and operating with another three hotels under development. The cost of developing a MainStay Suites approximates $6.0 million. At March 31, 2000, costs incurred to date on the three hotels under development amounted to $5.2 million. Accordingly, the estimated cost to complete is approximately $17.1 million. In order for the Company to continue the MainStay Suites development program, additional capital will be required.

The Company's objective is to reduce its overall leverage while continuing to grow through development. The Company continuously evaluates its existing portfolio and seeks to sell hotels that have limited upside potential or that are projected to under-perform in order to redeploy capital in higher yielding assets. The Company has identified seven such properties that as of March 31, 2000, are being marketed for sale in 2000. During the quarter ended March 31, 2000, the Company sold one hotel for total proceeds of $2.1 million.

The Company's Board of Directors authorized a Treasury share purchase program aggregating six million shares. The program was completed in January, 2000 and six million shares have been purchased at an aggregate cost of $30 million, or $5.00 per share. The Company does not anticipate expanding the Treasury share purchase program, at least until such time as additional financing is arranged.

At March 31, 2000, the Company's debt to book capitalization amounted to 78.0% and debt to market capitalization was 79.6%.

While operating cash flow, credit available under the Company's bank facility and proceeds from the sale of hotels are expected to be adequate to fund operations and committed construction projects, accessing additional capital is imperative in order for the Company to expand its development and growth plans. Also, given the relatively short maturities of the note payable to Choice and the near term expiration of the bank facility, refinancing or extending maturities is an imperative. If the Company is unsuccessful in completing planned asset sales or otherwise arranging for an extension of its bank facility which otherwise expires October 15, 2000, alternative sources of capital will have to be identified and accessed during 2000.

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

     Certain statements contained in this Form 10-Q, including those in the section entitled "Management's Discussion and Analysis of Operating Results and Financial Condition," contain forward-looking information that involves risk and uncertainties. Actual future results and trends may differ materially depending on a variety of factors discussed in the "Risk Factors" section included in the Company's SEC filings, including (a) the Company's success in implementing its business strategy, including its success in arranging financing where required and (b) the nature and extent of future competition, and political, economic and demographic developments in regions where the Company does business or in the future may do business.

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



ITEM 6.         EXHIBITS AND REPORTS ON FORM 8-K
                --------------------------------


(a)   Exhibits

  Exhibit 10.26 - Put/Call Agreement dated as of March 27, 2000 by and between
                  Registrant and Choice Hotels International, Inc.
  Exhibit 27.01 - Financial Data Schedule - March 31, 2000



(b) The following reports were filed pertaining to the quarter ended March 31, 2000.

  None

                                   SIGNATURE

Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           SUNBURST HOSPITALITY CORPORATION

Date: May 9, 2000                                /s/   James A. MacCutcheon
      -----------                                --------------------------
                                                 By: James A. MacCutcheon
                                                     Executive Vice President,
                                                     Chief Financial Officer and
                                                     Treasurer