Form 10-Q
period 2000-06-30
SUNBURST HOSPITALITY CORP
filed 2000-08-09
CIK 1018146

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


        FOR THE QUARTER ENDED JUNE 30, 2000 COMMISSION FILE NO. 1-11915


                        SUNBURST HOSPITALITY CORPORATION
                              10770 COLUMBIA PIKE
                            SILVER SPRING, MD. 20901
                                 (301) 592-3800

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
                               Yes  X      No
                                   ---        ---


                                                    SHARES OUTSTANDING
         CLASS                                       AT JUNE 30, 2000
         -----                                       ----------------
  Common Stock, $0.01
  par value per share                                   15,818,000
                                                        ----------


================================================================================

                        SUNBURST HOSPITALITY CORPORATION

                                     INDEX
                                     -----


                                                                       PAGE NO.
                                                                       -------


PART I.  FINANCIAL INFORMATION:

Condensed Consolidated Balance Sheets -

     June 30, 2000 (Unaudited) and December 31, 1999                      3

Condensed Consolidated Statements of Income -

    Three and six months ended June 30, 2000 and 1999 (Unaudited)         4

Condensed Consolidated Statements of Cash Flows -

     Six months ended June 30, 2000 and 1999 (Unaudited)                  5

Notes to Condensed Consolidated Financial Statements (Unaudited)          6

Management's Discussion and Analysis of Operations and
   Financial Condition                                                    8

PART II.  OTHER INFORMATION                                              11

                       SUNBURST HOSPITALITY CORPORATION
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                (In thousands)

                                                                          As of
                                                            ----------------------------------
                                                               June 30,         December 31,
                                                                 2000               1999
                                                            ---------------    ---------------
                                                              (Unaudited)
                  ASSETS

Real estate, net                                               $    314,404       $    359,258
Real estate held for sale                                            53,873             34,498
Receivables (net of allowance for doubtful
   accounts of $553 and $500, respectively)                          13,852              7,851
Other assets                                                          7,088              8,617
Cash and cash equivalents                                             4,099              2,965
                                                            ---------------    ---------------

                   Total assets                                $    393,316       $    413,189
                                                            ===============    ===============

      LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES

Debt
     Senior debt and capital leases                            $    113,312       $    151,807
     Subordinated debt                                              149,534            141,856
                                                            ---------------    ---------------
                                                                    262,846            293,663

Accounts payable and accrued expenses                                30,773             30,096
Deferred income taxes ($6,985 and $5,368, respectively)
   and other liabilities                                              7,984              6,383
                                                            ---------------    ---------------

               Total liabilities                                    301,603            330,142

               Total stockholders' equity                            91,713             83,047
                                                            ---------------    ---------------

               Total liabilities and stockholders' equity      $    393,316       $    413,189
                                                            ===============    ===============



The accompanying notes are an integral part of these Condensed Consolidated
                                Balance Sheets.

                        SUNBURST HOSPITALITY CORPORATION
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                    (In thousands, except per share amounts)
                                   (Unaudited)

                                                                           For the three months ended  For the six months ended
                                                                                    June 30,                    June 30,
                                                                           ------------  -----------   -----------  -----------
                                                                               2000         1999           2000        1999
                                                                           ------------  -----------   -----------  -----------
        REVENUES
            Rooms                                                            $   50,784    $  49,240     $  94,420    $  93,392
            Food and beverage                                                     4,822        4,434         9,060        8,500
            Other                                                                 2,146        2,032         4,252        4,085
                                                                           ------------  -----------   -----------  -----------
                           Total revenues                                        57,752       55,706       107,732      105,977
                                                                           ------------  -----------   -----------  -----------

        OPERATING EXPENSES
            Departmental expenses                                                17,723       18,425        33,885       34,335
            Undistributed operating expenses                                     17,986       16,686        34,673       33,550
            Depreciation and amortization                                         6,305        6,447        12,737       12,668
            Corporate                                                             3,396        2,462         6,555        5,129
            Gains on property dispositions, net of impairment charges            (7,401)           -       (7,639)            -
                                                                           ------------  -----------   -----------  -----------
                           Total operating expenses                              38,009       44,020        80,211       85,682
                                                                           ------------  -----------   -----------  -----------

        OPERATING INCOME                                                         19,743       11,686        27,521       20,295
                                                                           ------------  -----------   -----------  -----------

        INTEREST EXPENSE                                                          6,673        6,285        13,170       12,382
                                                                           ------------  -----------   -----------  -----------

        INCOME BEFORE INCOME TAXES, EXTRAORDINARY
        ITEM AND CUMULATIVE EFFECT OF A CHANGE IN
        ACCOUNTING PRINCIPLE                                                     13,070        5,401        14,351        7,913

                           Income taxes                                           5,584        2,176         6,104        3,181
                                                                           ------------  -----------   -----------  -----------

        INCOME BEFORE EXTRAORDINARY ITEM AND
        CUMULATIVE EFFECT OF A CHANGE IN ACCOUNTING
        PRINCIPLE                                                                 7,486        3,225         8,247        4,732
                                                                           ------------  -----------   -----------  -----------

        EXTRAORDINARY ITEM - Loss from early extinguishment of
        debt (net of $116, $213, $116 and $255 tax benefit, respectively)           176          336           176          433

        CUMULATIVE EFFECT OF A CHANGE IN ACCOUNTING
        PRINCIPLE - (net of $421 tax benefit)                                         -            -             -          599
                                                                           ------------  -----------   -----------  -----------

        NET INCOME                                                            $   7,310     $  2,889      $  8,071     $  3,700
                                                                           ============  ===========   ===========  ===========

        Basic earnings per share
        ------------------------
                    Income before extraordinary item and cumulative
                         effect of a change in accounting principle           $    0.48     $   0.17      $   0.54     $   0.25
                    Extraordinary item                                            (0.01)       (0.02)        (0.01)       (0.03)
                    Cumulative effect of a change in accounting principle             -            -             -        (0.03)
                                                                           ------------  -----------   -----------  -----------
                    Net income                                                $    0.47     $   0.15      $   0.53     $   0.19
                                                                           ============  ===========   ===========  ===========

        Diluted earnings per share
        --------------------------
                    Income before extraordinary item and cumulative
                      effect of a change in accounting principle              $    0.48     $   0.17      $   0.53     $   0.24
                    Extraordinary item                                            (0.02)       (0.02)        (0.01)       (0.02)
                    Cumulative effect of a change in accounting principle             -            -             -        (0.03)
                                                                           ------------  -----------   -----------  -----------
                    Net income                                                $    0.46     $   0.15      $   0.52     $   0.19
                                                                           ============  ===========   ===========  ===========

  The accompanying notes are an integral part of these Condensed Consolidated
                             Statements of Income.

                       SUNBURST HOSPITALITY CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (IN THOUSANDS)
                                  (Unaudited)

                                                                                                  For the six months ended June 30,
                                                                                                  --------------------------------
                                                                                                        2000             1999
                                                                                                  --------------    --------------
        Cash Flows From Operating Activities
                 Income before extraordinary item and cumulative effect of a change
                   in accounting principle                                                          $      8,247     $      4,732
                 Adjustments to reconcile income before extraordinary item and cumulative effect of a change in accounting principle to net cash provided by operating activities:
                  Depreciation and amortization                                                           12,737           12,816
                  Other non-cash items                                                                     9,544            7,238
                  Changes in assets and liabilities                                                       (3,839)          (2,418)
                                                                                                  --------------    -------------
                 Net cash provided by operating activities                                                26,689           22,368
                                                                                                  --------------    -------------

        Cash Flows From Investing Activities
                 Investment in property and equipment                                                    (19,058)         (28,053)
                 Proceeds from sale of property and equipment                                             31,800           10,390
                                                                                                  --------------    -------------
                 Net cash provided by (utilized in) investing activities                                  12,742          (17,663)
                                                                                                  --------------    -------------

        Cash Flows From Financing Activities
                 Net repayment of debt                                                                   (38,491)          (1,485)
                 Proceeds from issuance of stock                                                             226              175
                 Purchases of treasury stock                                                                 (32)          (2,415)
                                                                                                  --------------    -------------
                 Net cash utilized in financing activities                                               (38,297)          (3,725)
                                                                                                  --------------    -------------

        Increase in cash and cash equivalents                                                              1,134              980
        Cash and cash equivalents at beginning of period                                                   2,965            4,113
                                                                                                  --------------    -------------

        Cash and cash equivalents at end of period                                                  $      4,099      $     5,093
                                                                                                  ==============    =============




The accompanying notes are an integral part of these Condensed Consolidated
                           Statements of Cash Flows.

                       SUNBURST HOSPITALITY CORPORATION
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 2000
                                  (Unaudited)

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

In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position of the Company as of June 30, 2000, the results of operations for the three and six months ended June 30, 2000 and 1999, respectively, and cash flows for the six months ended June 30, 2000 and 1999, respectively. Interim results are not necessarily indicative of full year performance because of the impact of seasonal and short-term variations.

The following table illustrates the reconciliation of net income and number of shares used in the basic and diluted earnings per share ("EPS") calculations (in thousands, except per share data).

                                                                    For the three                         For the six
                                                                     months ended                         months ended
                                                                       June 30,                             June 30,
                                                     -----------------------------------------------------------------------
                                                                2000              1999              2000              1999
                                                     -----------------------------------------------------------------------
Income before extraordinary item and cumulative
effect of a change in accounting principle                     $ 7,486           $ 3,225           $ 8,247           $ 4,732
Weighted average shares                                         15,619            19,199            15,202            19,305
                                                     -----------------------------------------------------------------------

Basic EPS before extraordinary item and cumulative
effect of a change in accounting principle                     $  0.48           $  0.17           $  0.54           $  0.25
                                                     =======================================================================

Shares for basic EPS                                            15,619            19,199            15,202            19,305
Effect of dilutive employee stock options                          118               205               263               179
                                                     -----------------------------------------------------------------------

Shares for diluted EPS                                          15,737            19,404            15,465            19,484
                                                     -----------------------------------------------------------------------

Diluted EPS before extraordinary item and cumulative
effect of a change in accounting principle                     $  0.48           $  0.17           $  0.53           $  0.24
                                                     =======================================================================

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

As of June 30, 2000, the Company owned and managed 79 hotels with 10,747 rooms in 26 states under the following brand names: Comfort, Clarion, Sleep, Quality and MainStay.

At June 30, 1999, the Company has nine hotels that are currently being marketed
for sale with a carrying value of $53.9 million.   In accordance with Statement
of Financial Accounting Standards No. 121 ("SFAS No. 121"),

"Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," the Company has discontinued depreciating these assets while they are held for sale. In addition, SFAS No. 121 requires that assets held for sale be reported at the lower of the carrying amount or fair value less costs to sell. The Company began actively marketing an additional six hotels for sale during the quarter ended June 30, 2000. In accordance with SFAS No. 121, the Company recorded an impairment charge of approximately $1.9 million during the quarter to write certain properties down to their fair value less costs to sell. The nine hotels held for sale reported total revenues of $10.1 million and $18.6 million for the three and six months ended June 30, 2000, and $9.8 million and $18.0 million for the three and six months ended June 30, 1999, respectively. Income from operations before interest, taxes, depreciation and amortization and allocations for corporate expenses of the nine hotels was $2.5 million and $3.9 million for the three and six months ended June 30, 2000, and $2.5 million and $3.8 million for the three and six months ended June 30, 1999, respectively.

During the six months ended June 30, 2000, the Company sold five hotels (738 rooms) for total proceeds of approximately $31.8 million. The Company recorded net gains from these dispositions of approximately $9.5 million during the six months ended June 30, 2000

At the time of the Choice Spin-off and as subsequently amended, Choice and the Company entered into a Strategic Alliance Agreement pursuant to which: (i) requires the Company to give Choice two weeks notice of the filing of a hotel franchise application with any competitor of Choice; (ii) the Company has also agreed, barring a material change in market conditions, to continue to develop MainStay Suites hotels so that it will have opened a total of 25 MainStay Suites hotels by October 15, 2001; (iii) Choice will provide certain credits against MainStay Suites franchise fees otherwise payable by the Company if certain financial performance goals for those hotels are not achieved; (iv) provides a put/call option for Choice to acquire three of Sunburst's MainStay Suites hotels in 2000 at a price equal to Sunburst's original cost, with the proceeds used to reduce the balance of Sunburst's term note to Choice; (v) Choice and the Company have agreed to continue to cooperate with respect to matters of mutual interest, including new product and concept testing for Choice in hotels owned by the Company; and (vi) the Company has authorized Choice, on a non-exclusive basis, to negotiate with third-party vendors on the Company's behalf for the purchase of certain items. The Strategic Alliance Agreement expires on October 15, 2002.

                        SUNBURST HOSPITALITY CORPORATION
   MANAGEMENT'S DISCUSSION AND ANALYSIS OF OPERATIONS AND FINANCIAL CONDITION
                                 June 30, 2000

The Company is a national owner and operator of hotel properties with a portfolio at June 30, 2000 of 79 hotels (10,747 rooms) in a total of 26 states. The Company operates its hotels under the following brands: MainStay, Comfort, Quality, Clarion and Sleep. The Company's continuing business consists primarily of guest room revenue, meeting room revenue, and food and beverage revenue from owned and operated hotels.

COMPARISON OF RESULTS FOR THE THREE MONTHS ENDED JUNE 30, 2000 and 1999:
------------------------------------------------------------------------

Total revenues for the three months ended June 30, 2000 increased 3.7% to $57.8 million, compared to $55.7 million in the prior year, in spite of a 10.3% decrease in the number of rooms to 10,747 at June 30, 2000 from 11,987 at June 30, 1999. The increase in revenue is primarily due to a 10.3% overall increase in revenue per available room ("RevPAR"). Significant to the 10.3% increase in RevPAR is the 24.7% increase in RevPAR for the extended-stay segment. The Company has opened 21 mid-priced, extended-stay hotels since October 1996. As the extended-stay hotels continue to ramp-up, occupancy increased to 78.5% in the second quarter of 2000 from 71.5% in the second quarter of the prior year and average daily rates increased to $64.94 from $57.09, or 13.8%. At June 30, 2000, extended-stay revenue represented approximately 17.1% of total revenue compared to 10.6% in the prior year.

For those properties opened at least one year, occupancies increase to 74.2% in the second quarter of 2000 from 72.1% in the second quarter of the prior year and average daily rates increased to $67.08 from $66.08, or 1.5%. This resulted in an increase in RevPAR of 4.4% on a "same store" basis.

Hotel operating profit increased to 38.2% in the second quarter of 2000 from 37.0% in the prior year. Notwithstanding the tight labor markets within which the Company operates, various cost control measures enabled the Company to hold most operating cost increases below the rate of total revenue increases. In addition, operating margins benefit as the Company opens and ramps-up newly developed, mid-priced extended-stay hotels, which operate at higher margins than the Company's traditional hotels.

Earnings before interest, taxes, depreciation and amortization ("EBITDA") increased to $18.6 million in the second quarter of 2000 from $18.1 million in the second quarter of the prior year. The Company considers EBITDA to be an indicative measure of operating performance for its business. Such information should not be considered an alternative to net income, operating income, cash flow from operations or any other operating or liquidity performance measure defined by generally accepted accounting principles. EBITDA presented by the Company may not necessarily be comparable to EBITDA defined and presented by other companies.

Interest expense increased 6.2% to $6.7 million in the second quarter of the current year from $6.3 million in the second quarter of the prior year. The increase is principally the result of increased short-term rates associated with the floating rate bank debt.

Notwithstanding the opening of a number of newly developed hotels during the past year, depreciation expense decreased slightly to $6.3 million in the current quarter from $6.4 million in the second quarter of the prior year. The increased depreciation expense associated with newly developed hotels was offset by a decline in depreciation expense relative to hotels held for sale. In accordance with Statement of Financial Accounting Standards No. 121, the Company discontinued depreciating those assets while they are held for sale. The nine hotels held for sale at June 30, 1999, have been reported at the lower of the carrying amount or fair value less cost of sale. The nine hotels held for sale have a combined book value of $53.9 million at June 30, 1999.

Income before income taxes, extraordinary item and cumulative effect of a change in accounting principle increased $7.7 million to $13.1 million in the second quarter of 2000 from $5.4 million in the second quarter of 1999. The increase results from the net gains on the sale of assets during the second quarter of 2000. After the effect of an extraordinary loss from early debt redemption and cumulative effect of a change in accounting principle, the Company reported an increase of $4.4 million in net income to $7.3 million for the second quarter of 2000 from $2.9 million during the prior year's second quarter. The extraordinary loss from early debt redemption during the current quarter of $176,000 (net of $116,000 tax benefit) and the second quarter of 1999 of $336,000 (net of $213,000 tax benefit) related to the early redemption of debt collateralized by one property sold during the second quarter of 2000 and two properties sold during the second quarter of 1999, respectively.


COMPARISON OF RESULTS FOR THE SIX MONTHS ENDED JUNE 30, 2000 and 1999:
----------------------------------------------------------------------

Total revenues for the six months ended June 30, 2000 increased 1.7% to $107.7 million, compared to $106.0 million in the prior year. The increase results
primarily from the 7.5% increase in revenues per available room.   For those
properties opened at least one year, occupancies increased to 69.7% from 67.5% and average daily rates increased to $66.06 from $65.60.

For the six months ended June 30, 2000, hotel operating profit increased to 36.4% from 35.9% in the prior year. EBITDA decreased 1.0%, to $32.6 million for the six months ended June 30, 2000 from $33.0 million for the same period in the prior year as a result of the sale of twelve hotels over the last twelve months. Interest expense increased $788,000 or 6.4% to $13.2 million for the six months ended June 30, 2000 from $12.4 million from the prior year as a result of increased short-term rates associated with the floating rate bank debt.

Income before income taxes, extraordinary item and cumulative effect of a change in accounting principle increased $6.4 million to $14.4 million for the six months ended June 30, 2000 from $7.9 million in the prior year. The increase results from the gain on the sale of assets during the first six months of 2000. After the effect of an extraordinary loss from early debt redemption and cumulative effect of a change in accounting principle, the Company reported an increase of $4.4 million in net income to $8.1 million for the six months ended June 30, 2000 from $3.7 million during the prior year. The extraordinary loss from early debt redemption during the first six months of the current year of $176,000 (net of $116,000 tax benefit) and the prior year of $433,000 (net of $255,000 tax benefit) related to the early redemption of debt collateralized by one property sold during the first six months of 2000 and three properties sold during the same period of 1999, respectively.

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

Liquidity and Capital Resources:
-------------------------------

The Company maintains an $80 million committed line of credit with a group of four banks to support on-going operations and to fulfill capital requirements. The Credit Facility expires in October 2000. Availability under that line of credit is a function of trailing cash flow, but amounted to the full $80.0 million during the quarter ended June 30, 2000. Borrowings under the line amounted to $19 million at June 30, 2000 compared to $51 million at December 31, 1999. The Company is currently exploring refinancing options, but expects that planned asset sales will result in the outstanding balance under the Credit Facility being significantly reduced prior to its expiration.

At June 30, 2000, the Company has $262.8 million of long-term debt outstanding. The $149.5 million of subordinated debt payable to Choice Hotels International, Inc. matures in October, 2002. The Choice note provides additional financial flexibility as interest is not payable until maturity.

The Company has been a developer of MainStay Suites, a mid-priced extended-stay hotel product. At June 30, 2000, twenty-one Sunburst-owned MainStay Suites were open and operating. The cost of developing a MainStay Suites approximates $6.0 million. At June 30, 2000, costs incurred to date on acquiring sites amounted to $5.4 million. Accordingly, the estimated cost to complete is approximately $16.8 million. In order for the Company to continue the extended-stay development program, additional capital will be required.

On March 27, 2000, the Company entered into a Put/Call agreement with Choice which provides an option for Choice to acquire three of Sunburst's MainStay Suites hotels in 2000 at a price equal to Sunburst's original cost, with the proceeds used to reduce the balance of Sunburst's term note to Choice. On August 31, 2000, Choice will acquire three of Sunburst's MainStay Suites located in Brentwood, Tennessee; Greenville, South Carolina and Pittsburgh, Pennsylvania. Proceeds of $16.3 million will be used to reduce the balance of Sunburst's term note to Choice. The three put/call hotels reported total revenues of $4.4 million and EBITDA of $1.5 million over the last twelve months.

The Company's objective is to reduce its overall leverage. The Company continuously evaluates its existing portfolio and seeks to sell hotels that have limited upside potential, or that are projected to under-perform, in order to reduce debt and redeploy capital to higher yielding opportunities. The Company has identified nine such properties that as of June 30, 2000, are being marketed for sale. During the quarter ended June 30, 2000, the Company sold four hotels for total proceeds of $29.7 million. The five hotels sold during 2000 reported last twelve months revenue of $11.4 million and EBITDA of $2.3 million.

The Company's Board of Directors authorized a Treasury share purchase program aggregating six million shares. The program was completed in January, 2000 and six million shares have been purchased at an aggregate cost of $30 million, or $5.00 per share. The Company does not anticipate expanding the Treasury share purchase program, at least until such time as additional financing is arranged.

At June 30, 2000, the Company's debt to book capitalization amounted to 74.1% and debt to market capitalization was 78.9%.

While operating cash flow, credit available under the Company's bank facility and proceeds from the sale of hotels are expected to be adequate to fund operations and committed construction projects, accessing additional capital is imperative in order for the Company to implement development and growth plans. Also, given the relatively short maturities of the note payable to Choice and the near term expiration of the bank facility, refinancing or extending maturities is an imperative. If the Company is unsuccessful in completing planned asset sales or otherwise arranging for an extension of its bank facility which otherwise expires October 15, 2000, alternative sources of capital will have to be identified and accessed.

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



ITEM 6.         EXHIBITS AND REPORTS ON FORM 8-K
                --------------------------------


(a)  Exhibits

     Exhibit 27.01 - Financial Data Schedule - June 30, 2000


(b) The following reports were filed pertaining to the quarter ended June 30, 2000.

     None

                                   SIGNATURE

Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          SUNBURST HOSPITALITY CORPORATION

Date: August 9, 2000                         /s/   James A. MacCutcheon
      ---------------                        --------------------------

                                           By:     James A. MacCutcheon
                                                   Executive Vice President,
                                                   Chief Financial Officer and
                                                   Treasurer