Form 10-Q
period 2000-09-30
SUNBURST HOSPITALITY CORP
filed 2000-11-13
CIK 1018146

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


     FOR THE QUARTER ENDED SEPTEMBER 30, 2000 COMMISSION FILE NO. 1-11915


                       SUNBURST HOSPITALITY CORPORATION
                 10770 COLUMBIA PIKE SILVER SPRING, MD. 20901
                                (301) 592-3800

          Delaware                                            53-1985619
  (STATE OF INCORPORATION)                                 (I.R.S. EMPLOYER
                                                        IDENTIFICATION NUMBER)


                      ___________________________________
                  (Former name, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

                                    Yes X  No __
                                        -

                                                       SHARES OUTSTANDING
       CLASS                                          AT SEPTEMBER 30, 2000
       -----                                          ---------------------
Common Stock, $0.01
par value per share                                         15,839,281
                                                            ----------
================================================================================

                       SUNBURST HOSPITALITY CORPORATION

                                     INDEX
                                     -----

                                                                             PAGE NO.
                                                                             -------
PART I. FINANCIAL INFORMATION:

Condensed Consolidated Balance Sheets -

     September 30, 2000 (Unaudited) and December 31, 1999                      3

Condensed Consolidated Statements of Income -

     Three and nine months ended September 30, 2000 and 1999 (Unaudited)       4

Condensed Consolidated Statements of Cash Flows -

     Nine months ended September 30, 2000 and 1999 (Unaudited)                 5

Notes to Condensed Consolidated Financial Statements (Unaudited)               6

Management's Discussion and Analysis of Operations and
     Financial Condition                                                       9

PART II. OTHER INFORMATION                                                    14

                       SUNBURST HOSPITALITY CORPORATION
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                (In thousands)

                                                                                        As of
                                                                           ------------------------------
                                                                           September 30,     December 31,
                                                                               2000             1999
                                                                           -------------     ------------
                                                                            (Unaudited)
                                             ASSETS

Real estate, net                                                           $     297,154     $    359,258
Real estate held for sale                                                         49,955           34,498
Receivables (net of allowance for doubtful
   accounts of $577 and $500, respectively)                                       12,524            7,851
Other assets                                                                       6,042            8,617
Cash and cash equivalents                                                          3,340            2,965
                                                                           -------------     ------------
        Total assets                                                       $     369,015     $    413,189
                                                                           =============     ============

                              LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES

Debt

     Senior debt and capital leases                                        $      98,340     $    151,807
     Subordinated debt                                                           137,051          141,856
                                                                           -------------     ------------
                                                                                 235,391          293,663

Accounts payable and accrued expenses                                             34,963           30,096
Deferred income taxes ($3,890 and $5,368, respectively) and other
   Liabilities                                                                     4,332            6,383
                                                                           -------------     ------------
        Total liabilities                                                        274,686          330,142

        Total stockholders' equity                                                94,329           83,047
                                                                           -------------     ------------
        Total liabilities and stockholders' equity                         $     369,015     $    413,189
                                                                           =============     ============

The  accompanying  notes are an integral  part of these  Condensed  Consolidated

                       SUNBURST HOSPITALITY CORPORATION
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                   (In thousands, except per share amounts)
                                  (Unaudited)

                                                                         For the three months ended    For the nine months ended
                                                                                September 30,                September 30,
                                                                         --------------------------    -------------------------
                                                                            2000            1999          2000           1999
                                                                         ----------      ----------    ----------     ----------
REVENUES
   Rooms                                                                 $   50,224      $   50,689    $  144,644     $  144,081
   Food and beverage                                                          4,226           3,965        13,286         12,465
   Other                                                                      2,109           2,117         6,362          6,202
                                                                         ----------      ----------    ----------     ----------
        Total revenues                                                       56,559          56,771       164,292        162,748
                                                                         ----------      ----------    ----------     ----------

OPERATING EXPENSES
   Departmental expenses                                                     16,968          18,318        50,785         52,653
   Undistributed operating expenses                                          17,626          18,089        52,369         51,639
   Depreciation and amortization                                              5,762           6,756        18,499         19,572
   Corporate                                                                  2,966           2,512         9,521          7,641
   Gains on property dispositions, net of impairment charges                    (39)         (1,546)       (7,678)        (1,546)
   Recapitalization Costs                                                     8,967               -         8,967              -
                                                                         ----------      ----------    ----------     ----------
        Total operating expenses                                             52,250          44,129       132,463        129,959
                                                                         ----------      ----------    ----------     ----------

OPERATING INCOME                                                              4,309          12,642        31,829         32,789
                                                                         ----------      ----------    ----------     ----------

INTEREST EXPENSE                                                              5,936           6,064        19,106         18,298
                                                                         ----------      ----------    ----------     ----------

INCOME(LOSS) BEFORE INCOME TAXES, EXTRAORDINARY
ITEMS AND CUMULATIVE EFFECT OF A CHANGE IN
ACCOUNTING PRINCIPLE                                                         (1,627)          6,578        12,723         14,491

        Income taxes                                                           (985)          2,727         5,119          5,908
                                                                         ----------      ----------    ----------     ----------

INCOME(LOSS) BEFORE EXTRAORDINARY ITEMS AND
CUMULATIVE EFFECT OF A CHANGE IN ACCOUNTING
PRINCIPLE                                                                      (642)          3,851         7,604          8,583

EXTRAORDINARY ITEMS - Loss from early extinguishments of
debt (net of $91, $221, $207 and $476 tax benefit, respectively)                139             339           315            772

CUMULATIVE EFFECT OF A CHANGE IN ACCOUNTING
PRINCIPLE - (net of $421 tax benefit)                                             -               -             -            599
                                                                         ----------      ----------    ----------     ----------
NET INCOME (LOSS)                                                        $     (781)     $    3,512    $    7,289     $    7,212
                                                                         ==========      ==========    ==========     ==========
Basic earnings per share
------------------------
   Income(loss) before extraordinary item and cumulative effect of a
     change in accounting principle                                      $    (0.04)     $     0.20    $     0.49     $     0.44
   Extraordinary item                                                         (0.01)          (0.01)        (0.02)         (0.04)
   Cumulative effect of a change in accounting principle                          -               -             -          (0.03)
                                                                         ----------      ----------    ----------     ----------
   Net income(loss)                                                      $   (0.05)      $     0.19    $     0.47     $     0.37
                                                                         ==========      ==========    ==========     ==========
Diluted earnings per share
--------------------------
   Income(loss) before extraordinary item and cumulative effect
     of a change in accounting principle                                 $    (0.04)      $    0.20    $     0.49     $     0.44
   Extraordinary item                                                         (0.01)          (0.02)        (0.02)         (0.04)
                                                                         ----------      ----------    ----------     ----------
   Cumulative effect of a change in accounting principle                          -               -             -          (0.03)
   Net income(loss)                                                      $    (0.05)     $     0.18    $     0.47     $     0.37
                                                                         ==========      ==========    ==========     ==========

  The accompanying notes are an integral part of these Condensed Consolidated
                             Statements of Income.

                       SUNBURST HOSPITALITY CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                                       For the nine months ended September 30,
                                                                                       ---------------------------------------
                                                                                          2000                         1999
                                                                                       ----------                   ----------
Cash Flows From Operating Activities

   Income before extraordinary items and cumulative effect of a change
     in accounting principle                                                           $    7,604                   $    8,583
   Adjustments to reconcile income before extraordinary item and cumulative effect of a change in accounting principle to net cash provided by operating activities:
     Depreciation and amortization                                                         18,499                       19,572
     Other non-cash items                                                                  10,432                        9,468
     Changes in assets and liabilities                                                      5,395                        (510)
                                                                                       ----------                   ----------
   Net cash provided by operating activities                                               41,930                       37,113
                                                                                       ----------                   ----------

Cash Flows From Investing Activities

   Investment in property and equipment                                                   (25,585)                     (42,363)
   Proceeds from sale of property and equipment                                            53,733                       32,650
                                                                                       ----------                   ----------
   Net cash provided by (utilized in) investing activities                                 28,148                       (9,713)
                                                                                       ----------                   ----------

Cash Flows From Financing Activities

   Net repayment of debt                                                                  (69,784)                     (22,710)
   Proceeds from issuance of stock                                                            573                           79
   Purchases of treasury stock                                                               (492)                      (4,495)
                                                                                       ----------                   ----------
   Net cash utilized in financing activities                                              (69,703)                     (27,126)
                                                                                       ----------                   ----------

Increase in cash and cash equivalents                                                         375                          274
Cash and cash equivalents at beginning of period                                            2,965                        4,113
                                                                                       ----------                   ----------
Cash and cash equivalents at end of period                                             $    3,340                   $    4,387
                                                                                       ==========                   ==========

The accompanying notes are an integral part of these Condensed Consolidated
                           Statements of Cash Flows.

                       SUNBURST HOSPITALITY CORPORATION
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              SEPTEMBER 30, 2000
                                  (Unaudited)

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

In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position of the Company as of September 30, 2000, the results of operations for the three and nine months ended September 30, 2000 and 1999, respectively, and cash flows for the nine months ended September 30, 2000 and 1999, respectively. Interim results are not necessarily indicative of full year performance because of the impact of seasonal and short-term variations.

The following table illustrates the reconciliation of net income (loss) and number of shares used in the basic and diluted earnings per share ("EPS") calculations (in thousands, except per share data).

                                                            For the three months ended     For the nine months ended
                                                                    September 30,                  September 30,
                                                            --------------------------------------------------------
                                                                   2000         1999            2000         1999
                                                            --------------------------------------------------------
Income(loss) before extraordinary items and
cumulative effect of a change in accounting principle         $     (642)   $   3,851        $  7,604      $   8,583
Weighted average shares                                           15,822       18,929          15,497         19,346
                                                            --------------------------------------------------------
Basic EPS before extraordinary items and cumulative
effect of a change in accounting principle                    $    (0.04)   $    0.20        $   0.49      $    0.44
                                                            ========================================================
Shares for basic EPS                                              15,822       18,929          15,497         19,346
Effect of dilutive securities                                        174          261             147            207
                                                            --------------------------------------------------------
Shares for diluted EPS                                            15,996       19,190          15,644         19,553
                                                            --------------------------------------------------------
Diluted EPS before extraordinary items and cumulative
effect of a change in accounting principle                    $    (0.04)   $    0.20        $   0.49      $    0.44
                                                            ========================================================

The effect of dilutive securities is computed using the treasury stock method and average market prices during the period. Certain options to purchase common stock were not included in the computation of diluted earnings per share because the exercise price of the options exceeded the average market price of the common shares for the period. In February, 2000, the Board of Directors authorized the Company, through March 16, 2000, to offer current employees the opportunity to terminate stock options with a strike price of $5.25 (the then current fair market price) or higher, and replace the terminated options with an award of restricted stock based upon a Black-Scholes valuation of the stock options terminated. At the expiration of the offer, 1,300,994 shares under option with an average strike price of $7.00, were, accordingly, terminated and 638,355 shares of restricted stock were issued. The Company recorded non-cash compensation expenses of $239,000 and $611,000 for the three and nine months ended September 30, 2000 relating to this transaction.

As of September 30, 2000, the Company owned and managed 75 hotels with 10,329 rooms in 25 states under the following brand names: Comfort, Clarion, Sleep, Quality, MainStay and Holiday Inn Express.

At September 30, 2000, the Company has eight hotels with 1,554 rooms that are currently being marketed for sale with a carrying value of $50.0 million. In accordance with Statement of Financial Accounting Standards No. 121 ("SFAS No. 121"), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," the Company has discontinued depreciating these assets while they are held for sale. In addition, SFAS No. 121 requires that assets held for sale be reported at the lower of the carrying amount or fair value less costs to sell. In accordance with SFAS No. 121, the Company recorded an impairment charge of $650,000 and $2.6 million for the three and nine months ended September 30, 2000, to write certain properties down to their fair value less cost to sell. The eight hotels held for sale reported total revenues of $9.6 million and $27.5 million for the three and nine months ended September 30, 2000, and $9.3 million and $26.4 million for the three and nine months ended September 30, 1999, respectively. Income from operations before interest, taxes, depreciation and amortization and allocations for corporate expenses of the eight hotels was $2.3 million and $6.0 million for the three and nine months ended September 30, 2000, $2.3 million and $5.8 million for the three and nine months ended September 30, 1999, respectively. The eight hotels held for sale reported total revenues of $36.0 million, income before income taxes, extraordinary items and cumulative effect of a change in accounting principle of $1.2 million and EBITDA of $9.3 million over the last twelve months.

During the nine months ended September 30, 2000, the Company sold 6 hotels (859 rooms) for total proceeds of approximately $34.8 million. The company recorded net gains from these dispositions of approximately $8.6 million during the current year. In addition, the Company sold four land parcels for total proceeds of approximately $2.6 million, which resulted in net gains of approximately $400,000 for the nine months ended September 30, 2000. Subsequent to the third quarter ended September 30, 2000, the Company sold one hotel for total proceeds of $17.3 million and a net gain of approximately $8.0 million.

On March 27, 2000, the Company entered into a Put/Call Agreement with Choice Hotels International, Inc. which provided an option for Choice to acquire three of Sunburst's MainStay Suites hotels in 2000 at a price equal to Sunburst's original cost, with the proceeds used to reduce the balance of Sunburst's term note to Choice. On September 1, 2000, Choice acquired the three Sunburst MainStay Suites. Proceeds of $16.3 million were used to reduce the balance of Sunburst's term note to Choice.

At the time of the Choice Spin-off and as subsequently amended, Choice and the Company entered into a Strategic Alliance Agreement pursuant to which: (i) requires the Company to give Choice two weeks notice of the filing of a hotel franchise application with any competitor of Choice; (ii) the Company has also agreed, barring a material change in market conditions, to continue to develop MainStay Suites hotels so that it will have opened a total of 25 MainStay Suites hotels by October 15, 2001; (iii) Choice will provide certain credits against MainStay Suites franchise fees otherwise payable by the Company if certain financial performance goals for those hotels are not achieved; (iv) provided a put/call option for Choice to acquire three of Sunburst's MainStay Suites hotels in 2000 at a price equal to Sunburst's original cost, with the proceeds used to reduce the balance of Sunburst's term note to Choice; (v) Choice and the Company have agreed to continue to cooperate with respect to matters of mutual interest, including new product and concept testing for Choice in hotels owned by the Company; and (vi) the Company has authorized Choice, on a non-exclusive basis, to negotiate with third-party vendors on the Company's behalf for the purchase of certain items. The Strategic Alliance Agreement expires on October 15, 2002.

On September 20, 2000 the Company announced that it had entered into a definitive agreement to be acquired by a group of Sunburst's existing shareholders and management. The transaction, which is structured as a recapitalization and is subject to shareholder approval, provides for the acquisition of all outstanding publicly held shares of common stock of Sunburst at a price of $7.375 per share in cash. The agreement was unanimously approved by Sunburst's Board of Directors acting upon the unanimous recommendation of a Special Committee of the Board of Directors, comprised of directors who are not

                       SUNBURST HOSPITALITY CORPORATION
  MANAGEMENT'S DISCUSSION AND ANALYSIS OF OPERATIONS AND FINANCIAL CONDITION
                               SEPTEMBER 30, 2000

affiliated with the group of purchasing stockholders. Salomon Smith Barney served as the financial advisor to the Special Committee. The agreement is conditioned upon approval of the holders of two-thirds of all outstanding shares of Sunburst and the approval by a majority of the shares that are not held by members of the group of purchasing stockholders. The acquiring group has arranged financing for the transaction through The Chase Manhattan Bank. The transaction is expected to be treated as a recapitalization for accounting purposes, as Sunburst will not meet the requirements for a new accounting basis as a result of the interests of the continuing stockholders. A recapitalization is a transaction structured to transfer the controlling interest of an operating entity to a new investor, with some owners also retaining an ownership interest. A recapitalization results in no change in accounting basis of the assets or liabilities presented in the stand-alone financial statements of the operating entity. The consideration paid for the shares is accounted for as a reduction in equity. Additional information relating to this announcement can be obtained in the Preliminary Proxy Statement on Schedule 14A filed with the Securities Exchange Commission on October 6, 2000.
                                                                               8

                       SUNBURST HOSPITALITY CORPORATION
  MANAGEMENT'S DISCUSSION AND ANALYSIS OF OPERATIONS AND FINANCIAL CONDITION
                               SEPTEMBER 30, 2000

The Company is a national owner and operator of hotel properties with a portfolio at September 30, 2000 of 75 hotels (10,329 rooms) in a total of 25 states. The Company operates its hotels under the following brands: MainStay, Comfort, Quality, Clarion, Sleep and Holiday Inn Express. The Company's continuing business consists primarily of guest room revenue, meeting room revenue, and food and beverage revenue from owned and operated hotels.

COMPARISON OF RESULTS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2000 and 1999:
-----------------------------------------------------------------------------

Total revenues for the three months ended September 30, 2000 decreased 0.4% to $56.6 million, compared to $56.8 million in the prior year. While the number of rooms decreased 8.9% to 10,329 at September 30, 2000 from 11,340 at September 30, 1999, revenue per available room for the entire portfolio increased 9.4%. The Company's portfolio of recently developed, mid-priced, extended-stay hotels reported a revenue increase of 29.7% to $9.8 million in the third quarter of 2000, from $7.6 million in the third quarter of the prior year. This increase in revenue was largely offset by the sale of 10 lower-margin hotels since the end of the third quarter in 1999.

Same store properties opened at least one year reported an occupancy increase to 74.1% in the third quarter of 2000 from 73.7% in the third quarter of the prior year and increased average daily rates to $69.24 from $67.90. This resulted in an increase in RevPar of 2.4% on a "same store" basis.

Hotel operating profit increased to 38.8% in the third quarter 2000 from 35.9% in the prior year. Notwithstanding the tight labor markets within which the company operates, various cost control measures enabled the Company to hold most operating cost increases below the rate of total revenue increases. In addition, operating margins benefit as the Company opens and ramps-up newly developed, mid-priced extended stay hotels, which operate at higher margins than the Company's traditional hotels and as the Company has sold lower margin properties.

Recurring earnings before gains, losses on property transactions, recapitalization costs, interest, taxes, depreciation and amortization ("Recurring EBITDA") increased to $19.0 million in the third quarter of 2000 from $17.9 million in the third quarter of the prior year. Recurring EBITDA is presented because such data is used by certain investors to determine the Company's ability to meet debt service, fund capital expenditures and expand its business. The Company considers recurring EBITDA to be an indicative measure of the operating performance particularly due to the large amount of depreciation and amortization recorded on the Company's real estate. Such information should not be considered an alternative to net income, operating income, cash flow from operations or any other operating or liquidity performance measure defined by generally accepted accounting principles. Cash expenditures incurred (including nondiscretionary expenditures) for various long-term assets, interest expense and income taxes have been, and will be, incurred which are not reflected in the recurring EBITDA presentation and therefore recurring EBITDA does not represent funds available for management's discretionary use. The items excluded from the calculation of recurring EBITDA are significant components in understanding and assessing the Company's results of operations. Recurring EBITDA presented by the Company may not necessarily be comparable to recurring EBITDA defined and presented by other companies.

The following schedule is a reconciliation of recurring EBITDA to income (loss) from continuing operations (in thousands):

                                                                                  For the three months ended
                                                                                        September 30,
                                                                                     2000           1999
                                                                                  ----------     ----------
          Recurring EBITDA                                                        $   18,999     $   17,852
          Gains on property dispositions, net of impairments                              39          1,546
          Recapitalization costs                                                      (8,967)             -
          Interest expense                                                            (5,936)        (6,064)
          Income taxes                                                                   985         (2,727)
          Depreciation and amortization                                               (5,762)        (6,756)
                                                                                  ----------     ----------
          Income (loss) from continuing operations before extraordinary
             items and cumulative effect of a change in accounting principle      $     (642)    $    3,851
                                                                                  ==========     ==========

During the quarter ended September 30, 2000, the Company announced a recapitalization transaction, which remains subject to shareholder approval. As a result of that transaction, the Company recorded a charge of $9.0 million in the quarter. Included in that charge were $8.4 million in termination costs associated with personnel changes made involving eight corporate employees, of which $4.7 million related to non-cash compensation expenses from the acceleration of vesting of stock options and restricted stock grants held by certain of these employees.

Interest expense decreased 2.1% to $5.9 million in the third quarter of 2000 from $6.1 million in the third quarter of the prior year. The decrease is principally the result of a reduction in borrowings.

Depreciation expense decreased 14.7% to $5.8 million in the current quarter from $6.8 million in the third quarter of the prior year. The increased depreciation expense associated with newly developed hotels was offset by a decline in depreciation expense relative to hotels held for sale. In accordance with Statement of Financial Accounting Standards No. 121, the Company discontinued depreciating those assets while they are held for sale. The eight hotels held for sale at September 30, 2000, have been reported at the lower of the carrying amount or fair value less cost of sale. The eight hotels held for sale have a combined book value of $50.0 million at September 30, 2000.

Income (loss) before income taxes, extraordinary items and cumulative effect of a change in accounting principle decreased $8.2 million to a loss of $1.6 million in the third quarter of 2000 from a gain of $6.6 million in the third quarter of the prior year. The decrease results from the $9.0 million in expenses associated with the recapitalization announcement made on September 20, 2000. After the effect of an extraordinary loss from early debt redemption and cumulative effect of a change in accounting principle, the Company reported a decrease of $4.3 million in net income to a loss of $781,000 for the third quarter of 2000 from a gain of $3.5 million during the prior year's third quarter. The extraordinary loss from early debt redemption during the current quarter of $139,000 (net of $91,000 tax benefit) and third quarter of 1999 of $339,000 (net of $221,000 tax benefit) related to the early redemption of debt collateralized by one property sold during the third quarter of 2000 and two properties sold during the second quarter of 1999.

COMPARISON OF RESULTS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 and 1999:
----------------------------------------------------------------------------

Total revenue for the nine months ended September 30, 2000 increased 1.0% to $164.3 million, compared to $162.7 million in the prior year. While the number of rooms decreased 8.9% to 10,329 at September 30, 2000 from 11,340 at September 30,1999 revenue per available room for the entire portfolio increased 8.1%. Same store properties opened at least one year reported an occupancy increase to 71.0% for nine months ended September 30, 2000 from 69.6% for the nine months ended September 30, 1999 and increased average daily rates to $67.62 from $66.88.

For the nine months ended September 30, 2000, hotel operating profit increased to 37.2% from 35.9% in the prior year. Interest expense increased $808,000 or 4.4% to $19.1 million for the nine months ended September 30, 2000 from $18.3 million for the prior year as a result of increased short-term rates associated with the floating rate bank debt. Depreciation expense decreased 5.6% to $18.5 million for the first nine months of 2000 from $19.6 million in the prior year. The decline in depreciation expense is primarily a result of the discontinuance of depreciation on the hotels that were held for sale during the nine month period offset by the additional depreciation expense associated with newly developed hotels.

Recurring earnings before gains, losses on property transactions, recapitalization costs, interest, taxes, depreciation and amortization ("Recurring EBITDA") increased 1.6% to $51.6 million for the nine months ended September 30, 2000 from $50.8 million for the same period in the prior year.

The following schedule is a reconciliation of recurring EBITDA to income from continuing operations (in thousands):

                                                                                  For the nine months ended
                                                                                        September 30,
                                                                                     1999           1998
                                                                                  ----------     ----------
          Recurring EBITDA                                                        $   51,617     $   50,815
          Gains on property dispositions, net of impairments                           7,678          1,546
          Recapitalization costs                                                      (8,967)             -
          Interest expense                                                           (19,106)       (18,298)
          Income taxes                                                                (5,119)        (5,908)
          Depreciation and amortization                                              (18,499)       (19,572)
                                                                                  ----------     ----------
          Income from continuing operations before extraordinary items
             and cumulative effect of a change in accounting principle            $    7,604     $    8,583
                                                                                  ==========     ==========

                                                                                      For the year ended
                                                                                  ---------------------------
                                                                                  December 31,   December 31,
                                                                                     1999           1998
                                                                                  ------------   ------------
          Recurring EBITDA                                                        $     61,450   $     58,254
          Net gains on property dispositions/ provision for asset
             impairment and non-recurring charges                                        1,878         (4,264)
          Interest expense                                                             (24,677)       (20,756)
          Income taxes                                                                  (5,104)        (2,563)
          Depreciation and amortization                                                (26,240)       (26,983)
                                                                                  ------------   ------------
          Income from continuing operations before extraordinary items
             and cumulative effect of a change in accounting principle            $      7,307   $      3,688
                                                                                  ============   ============

Income before income taxes, extraordinary item and cumulative effect of a change in accounting principle decreased $1.8 million to $12.7 million for the nine months ended September 30, 2000 from $14.5 million in the prior year. The decrease results from the $9.0 million in Recapitalization Costs which were partially offset by the $7.7 million gain from the sale of assets for the nine months ended September 30, 2000 compared to the $1.5 million gain from the sale of assets for the nine months ended the prior year. After the effect of an extraordinary loss from early debt redemption and cumulative effect of a change in accounting principle, the Company reported a slight increase in net income to

$7.3 million for the nine months ended September 30, 2000 from $7.2 million during the prior year. The extraordinary loss from early debt redemption during the first nine months of the current year of $315,000 (net of $207,000 tax benefit) and the prior year of $772,000 (net of $476,000 tax benefit) related to the early redemption of debt collateralized by two properties sold during the first nine months of 2000 and five properties sold during the same period of 1999, respectively.

On January 1, 1999 the Company adopted the AICPA Accounting Standards Executive Committee's Statement of Position 98-5, "Reporting on the Cost of Start-Up Activities" ("SOP 98-5"). In accordance with that new accounting pronouncement, the Company wrote off the unamortized balance of deferred pre-opening costs on its balance sheet at January 1, 1999 and recorded an after-tax charge of $599,000 (net of $421,000 tax benefit) for the cumulative effect of that change in accounting principle. Beginning January 1, 1999, pre-opening costs associated with properties under construction are expensed as incurred.

Liquidity and Capital Resources:
--------------------------------

The Company has maintained an $80 million committed line of credit with a group of banks to support ongoing operations and to fulfill capital requirements.
On October 15, 2000 the Credit Facility was reduced to $25 million and extended to February 2001. Borrowings under the line amounted to $7 million at September 30, 2000 compared to $51 million at December 31, 1999.

At September 30, 2000, the Company has $235.4 million of long-term debt outstanding. The $137.1 million of subordinated debt payable to Choice Hotels International, Inc. matures in October 2002. The Choice note provides additional financial flexibility, as interest is not payable until maturity. The Recapitalization agreement announced on September 20, 2000, subject to approval by the Company's shareholders, would constitute a default, if approved, under the Subordinated Note. Sunburst and Choice have, subject to the recapitalization being approved by the Company's shareholders, entered into an agreement pursuant to which Sunburst will repay this indebtedness in part and incur new indebtedness to Choice for the remaining amount. If the Company is not successful in seeking alternative sources of funding or approval of the Recapitalization Agreement, long term financing will be sought to pay the Choice debt. If adequate financing cannot be obtained, continued sales of assets will be necessary to meet this obligation.

On September 1, 2000, Choice acquired three of Sunburst's MainStay Suites hotels pursuant to a previously executed put/call agreement. Proceeds of $16.3 million were used to reduce the balance of Sunburst's term note to Choice. The three hotel put/call hotels reported total revenues of $4.4 million, loss before income taxes, extraordinary items and cumulative effect of a change in accounting principle of $435,000 and EBITDA of $1.7 million over the last twelve months.

The Company reported an increase in cash and cash equivalents of $375,000 during the nine months ended September 30, 2000. Cash from operations was $41.9 million for the nine months ended September 30, 2000 compared to $37.1 million for the same period the prior year. Cash from investing activities was $28.1 million through the third quarter of 2000 compared to cash used in investing activities of $9.7 million through the third quarter of 1999. Cash utilized in financing activities for the nine months ended September 30, 2000 was $69.7 million compared to $27.1 million for the same period the prior year. The increase in cash from investing activities and the increase in cash utilized for financing activities was a result of the Company's program to dispose of assets that do not meet the Company's criteria for long-term retention to repay debt.

The Company's objective is to reduce its overall leverage. The Company continuously evaluates its existing portfolio and seeks to sell hotels that have limited upside potential, or that are projected to under-perform, in order to reduce debt and redeploy capital to higher yielding opportunities. The Company has identified eight such properties that as of September 30, 2000 are being marketed for sale. During the quarter ended September 30, 2000, the Company sold one hotel for total proceeds of $3.0 million. The six hotels sold during 2000 reported last twelve months revenue of $12.8 million, loss before income taxes, extraordinary items and cumulative effect of a change in accounting principle of $266,000 and EBITDA of $2.7 million.

The Company's Board of Directors authorized a Treasury share purchase program aggregating six million shares. The program was completed in January, 2000 and six million shares have been purchased at an aggregate cost of $30 million, or $5.00 per share. The Company does not anticipate expanding the Treasury share purchase program, at least until such time as additional financing is arranged.

At September 30, 2000, the Company's debt to book capitalization amounted to 71.4% and debt to market capitalization was 68.8%.

Debt analysis for nine months               Ratio of           Ratio of
ended September 30, 2000                    debt to         senior debt to
------------------------------             ---------        --------------
Recurring EBITDA                              4.6X                1.9X
Net income                                   32.3X               13.5X
Cash flows from operating activities          5.6X                2.3X

Ratio analysis for nine months               Ratio of           Ratio of
ended September 30, 2000               recurring EBITDA to   net income to
---------------------------------      -------------------   -------------
Fixed charges                                 5.0X                0.7X
Cash interest                                 6.5X                0.9X

While operating cash flow, credit available under the Company's bank facility and proceeds from the sale of hotels are expected to be adequate to fund operations, accessing additional capital is imperative in order for the Company to implement development and growth plans. Also, given the relatively short maturities of the note payable to Choice and the near term expiration of the bank facility, refinancing or extending maturities is an imperative. If the Company is unsuccessful in completing planned asset sales, approval of the Recapitalization Agreement, or otherwise arranging for an extension of its bank facility which otherwise expires February 12, 2001, alternative sources of capital will have to be identified and accessed.

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

                           PART II OTHER INFORMATION
                           -------------------------


ITEM 1.    LEGAL PROCEEDINGS


The Company is subject to certain legal proceedings relating to the proposed recapitalization plan. The details of these proceedings are presented in the Preliminary Proxy Statement on Schedule 14A filed with the Securities Exchange Commission on October 6, 2000. The Company is party to other routine litigation incidental to the business of the Company. None of such routine litigation, either individually or in the aggregate, is expected to be material to the business, financial condition or results of operations of the Company.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K


(a) Exhibits

    Exhibit 27.01 - Financial Data Schedule - September 30, 2000


(b) The following reports were filed pertaining to the quarter ended September 30, 2000.

    None

                                   SIGNATURE

Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             SUNBURST HOSPITALITY CORPORATION

Date: November 13, 2000                       /s/ Charles Warczak
                                                  ----------------------------

                                              By: Charles Warczak
                                                  Senior Vice President,
                                                  Chief Financial Officer and
                                                  Treasurer